Form 10-Q
period 1995-03-31
INCOME OPPORTUNITY REALTY TRUST
filed 1995-05-11
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995



                         Commission File Number 1-9525



                         INCOME OPPORTUNITY REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




           California                                          94-6578120
- - --------------------------------                          ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas,          75231
- - --------------------------------------------------------------------------------
  (Address of Principal Executive Office)                       (Zip Code)



                                (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---



Shares of Beneficial Interest,
         no par value                                   791,444
- - ------------------------------            ---------------------------------
           (Class)                         (Outstanding at April 28, 1995)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been examined by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,           December 31,
                                                                                   1995                 1994
                                                                                -----------          -----------
                       Assets                                                         (dollars in thousands)
                       ------
Notes and interest receivable
 Performing........................................                          $        1,977       $        1,974


Real estate held for sale, net of accumulated
 depreciation ($5,312 in 1995 and $5,055 in 1994)..                                  40,921               41,156

Less - allowance for estimated losses..............                                    (121)                (121)
                                                                             --------------       --------------
                                                                                     42,777               43,009

Investment in partnerships.........................                                   4,064                3,980
Cash and cash equivalents..........................                                     139                  232
Other assets (including $265 in 1995 and $44 in
 1994 due from affiliates).........................                                   1,534                1,814
                                                                             --------------       --------------
                                                                             $       48,514       $       49,035
                                                                             ==============       ==============

        Liabilities and Shareholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable.........................                          $       20,566       $       20,717
Other liabilities (including $24 in 1995 and $407
 in 1994 due to affiliates)........................                                   2,487                2,746
                                                                             --------------       --------------
                                                                                     23,053               23,463

Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding, 791,444 shares.......................                                   3,347                3,347
Paid-in capital....................................                                  62,093               62,093
Accumulated distributions in excess of accumulated
 earnings..........................................                                 (39,979)             (39,868)
                                                                             --------------       --------------
                                                                                     25,461               25,572
                                                                             --------------       --------------
                                                                             $       48,514       $       49,035
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                              --------------------------------
                                                                                 1995                  1994
                                                                              -----------           ----------
                                                                                     (dollars in thousands,
                                                                                       except per share)
INCOME
 Rents......................................                                 $        1,750       $        1,530
 Interest...................................                                             62                   72
 Equity in income of partnerships...........                                             85                   51
                                                                             --------------       --------------

                                                                                      1,897                1,653



EXPENSES
 Property operations........................                                            935                  832
 Interest...................................                                            470                  483
 Depreciation...............................                                            257                  238
 Advisory fee to affiliate..................                                             92                   98
 General and administrative.................                                            135                  141
                                                                             --------------       --------------
                                                                                      1,889                1,792
                                                                             --------------       --------------

Net income (loss)...........................                                 $            8       $         (139)
                                                                             ==============       ==============




Earnings Per Share
 Net income (loss)..........................                                 $         .02        $        (.18)
                                                                             =============        =============




Shares of beneficial interest used in
 computing earnings per share...............                                        791,444              791,444
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1995






                                                                                     Accumulated
                                     Shares of Beneficial                           Distributions
                                          Interest                                  in Excess of
                                 ---------------------------        Paid-In          Accumulated          Shareholders'
                                    Shares          Amount          Capital           Earnings              Equity
                                 ------------     ----------       ----------       ------------         ------------
                                                                 (dollars in thousands)
Balance, January 1,
  1995...................            791,444      $     3,347    $     62,093     $       (39,868)     $       25,572


Distributions ($.15 per
  share).................                -                -               -                  (119)               (119)

Net income...............                -                -               -                     8                   8
                               -------------      -----------    ------------     ---------------      --------------


Balance, March 31, 1995..            791,444      $     3,347    $     62,093     $       (39,979)     $       25,461
                               =============      ===========    ============     ===============      ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Three Months
                                                                                       Ended March 31,
                                                                              --------------------------------
                                                                                 1995                  1994
                                                                              -----------           ----------
                                                                                    (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................                           $        1,748       $        1,686
 Interest collected...............................                                       59                   69
 Interest paid....................................                                     (449)                (462)
 Payments for property operations.................                                   (1,140)                (688)
 Advisory fee paid to affiliate...................                                      (92)                 (98)
 General and administrative expenses paid.........                                     (213)                (530)
 Distribution from partnerships...................                                        4                    5
 Other............................................                                      317                 (107)
                                                                             --------------       --------------
    Net cash provided by (used in) operating
      activities..................................                                      234                 (125)

Cash Flows from Investing Activities
 Real estate improvements.........................                                      (21)                 -
                                                                             --------------       --------------
    Net cash (used in) investing activities.......                                      (21)                 -

Cash Flows from Financing Activities
 Payments on notes payable........................                                     (150)                (169)
 Distributions to shareholders....................                                     (119)                (126)
 Advances to/(from) advisor.......................                                      (37)                  16
                                                                             --------------       --------------

    Net cash (used in) financing activities.......                                     (306)                (279)

Net (decrease) in cash and cash equivalents.......                                      (93)                (404)
Cash and cash equivalents, beginning of period....                                      232                  582
                                                                             --------------       --------------
Cash and cash equivalents, end of period..........                           $          139       $          178
                                                                             ==============       ==============

Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
Net income (loss).................................                           $            8       $         (139)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities
 Depreciation and amortization....................                                      276                  257
 Equity in (income) of partnerships...............                                      (85)                 (51)
 Distributions from partnerships in excess of
    current period earnings.......................                                        4                    5
 Decrease in other assets.........................                                      270                   19
 (Decrease) in interest payable...................                                       (1)                  (1)
 (Decrease) in other liabilities..................                                     (238)                (215)
                                                                             --------------       --------------
    Net cash provided by (used in) operating
      activities..................................                           $          234       $         (125)
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.   NOTES AND INTEREST RECEIVABLE

In November 1993, the Trust placed the $1.1 million wraparound mortgage note, secured by the Cedars Apartments in Irving, Texas on nonperforming, nonaccrual status. The Trust had sold the property securing the mortgage in 1992 providing purchase money financing in conjunction with the sale. In December 1993, the borrower filed for bankruptcy protection. The Trust recorded the property as an insubstance foreclosure as of December 31, 1994 and accepted a deed in lieu of foreclosure on March 2, 1995. The Trust did not incur a loss on foreclosure as the fair value of the property, less estimated costs of sale, exceeded the principal balance of the note receivable.

NOTE 3.   REAL ESTATE AND DEPRECIATION

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE," as of December 31, 1994, the Trust recorded the insubstance foreclosure of the Cedars Apartments. Upon foreclosure, the property was renamed the Spanish Trace Apartments.

NOTE 4.   COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits will have no material impact on the Trust's financial condition.
                          ____________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Income Opportunity Realty Trust (the "Trust") was formed to invest in mortgage loans on real estate, including first, wraparound, and junior

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

mortgage loans, and in equity interests in real estate through acquisitions, leases and partnerships. The Trust was organized on December 14, 1984 and commenced operations on April 10, 1985.

The Trust is a self-liquidating trust and is scheduled, unless and until the Trust's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. The Trust's declaration of Trust also requires the distribution to the Trust's shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received by the Trust, and (ii) the net cash proceeds from the satisfaction of mortgage notes receivable received after October 24, 1996. However, the Trust's Board of Trustees has discretionary authority to hold any investment past October 24, 1996, should circumstances so dictate.

The Trust's management periodically reviews the self-liquidation and finite-life provisions of the Trust's Declaration of Trust. The Trust's management may determine in the future that it would be in the best interest of the Trust's shareholders to modify or eliminate the self-liquidation or the finite-life provisions of the Declaration of Trust. Any such changes would require the approval of shareholders holding a majority of the Trust's outstanding shares of beneficial interest.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1995 aggregated $139,000, compared with $232,000 at December 31, 1994. The Trust's principal sources of cash have been and will continue to be property operations and collection of interest on its mortgage note receivable and distributions from partnerships. The Trust anticipates that it will have sufficient cash to meet its various cash requirements during the remainder of 1995, including the payment of distributions, debt service obligations and property maintenance and improvements.

In the first quarter of 1995, the Trust paid its regular quarterly distribution of $.15 per share or a total of $119,000.

As of April 28, 1995, the Trust had repurchased 67,952 of its shares of beneficial interest at a cost of $1.2 million pursuant to a repurchase program commenced in December 1989. None of such shares were repurchased in 1995. The Trust's Board of Trustees has authorized the Trust's repurchase of a total of 100,000 shares under such repurchase program, of which 32,048 shares remain to be repurchased. The level of any future share repurchases will depend on the market price of the Trust's shares and the continued availability to the Trust of excess funds.

On a quarterly basis, the Trust's management reviews the carrying values of the Trust's mortgage note receivable and properties. Generally accepted accounting principles require that the carrying amount of an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

investment cannot exceed the lower of its cost or its estimated net realizable value. In an instance where the estimate of net realizable value of a Trust property or note is less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against earnings. The estimate of net realizable value of the Trust's mortgage note receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncements," below.

Results of Operations

For the three months ended March 31, 1995, the Trust reported net income of $8,000, as compared with a net loss of $139,000 for the corresponding period in 1994. The primary factors contributing to the Trust's 1995 first quarter net income versus a net loss in the first quarter of 1994, are discussed in the following paragraphs.

Net rental income (rents less property operating expense) for the first quarter of 1995 was $815,000 as compared to the $698,000 in the corresponding quarter of 1994. The increase is due to an increase in occupancy rates and common area maintenance cost recoveries at one of the Trust's commercial properties.

Interest income, interest expense, depreciation, advisory fee and general and administrative expense for the first quarter of 1995 all approximated that of the corresponding quarter of 1994.

Tax Matters

As more fully discussed in the Trust's 1994 Form 10-K, the Trust has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation

with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and, correspondingly, the ultimate realizable value of the Trust's real estate and notes receivable portfolios.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos- containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

As discussed under "Introduction" above, the Trust is a self liquidating trust. Accordingly, all of the Trust's properties are classified as held for sale. SFAS No. 121 requires long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's estimated fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Trust's management has not fully evaluated the effects of adopting SFAS No. 121, but it estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, the Trust would have recorded no depreciation in the first quarter of 1995, the Trust's reported net income would have increased by $251,000 and that a provision for loss to reduce any property's carrying amount to its fair value less cost to sell would not have been required.

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:


Exhibit
Number                                    Description
- - -------            ---------------------------------------------------------
 27.0              Financial Data Schedule



(b)     Reports on Form 8-K as follows:


          None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    INCOME OPPORTUNITY REALTY TRUST





Date:      May 11, 1995                             By:  /s/ Oscar W. Cashwell
     -------------------------                         ----------------------------------
                                                       Oscar W. Cashwell
                                                       President





Date:      May 11, 1995                             By:  /s/ Hamilton P. Schrauff
     -------------------------                         -----------------------------------
                                                       Hamilton P. Schrauff
                                                       Executive Vice President and
                                                       Chief Financial Officer

                        INCOME OPPORTUNITY REALTY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 1995





Exhibit                                                                                      Page
Number                         Description                                                  Number
- - -------     ---------------------------------------------------                             ------
 27.0      Financial Data Schedule.                                                          13