Form 10-Q
period 1995-06-30
INCOME OPPORTUNITY REALTY TRUST
filed 1995-08-09
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



           [XI   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1995


                         Commission File Number 1-9525



                        INCOME OPPORTUNITY REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          California                                       94-6578120
 -------------------------------                     -----------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas,          75231
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)                      (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X .   No     .
                                                  ---        ---

  Shares of Beneficial Interest,
         no par value                                         791,444
  ------------------------------                 -------------------------------
            (Class)                              (Outstanding at July 28, 1995)

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

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS



                                                                           June 30,             December 31,
                                                                            1995                    1994
                                                                         -----------            -------------
                                                          Assets               (dollars in thousands)
Notes and interest receivable
  Performing  . . . . . . . . . . . . . . . . . . . . .                  $    1,980               $   1,974

Real estate held for sale, net of accumulated
  depreciation ($5,576 in 1995 and $5,055 in 1994)  . .                      40,756                  41,156

Less - allowance for estimated losses . . . . . . . . .                        (121)                   (121)
                                                                         ----------               ---------
                                                                             42,615                  43,009

Investment in partnerships  . . . . . . . . . . . . . .                       3,300                   3,980
Cash and cash equivalents . . . . . . . . . . . . . . .                         447                     232
Other assets (including $215 in 1995 and $44 in
  1994 from affiliates)   . . . . . . . . . . . . . . .                       1,498                   1,814
                                                                         ----------               ---------
                                                                         $   47,860               $  49,035
                                                                         ==========               =========

                                           Liabilities and Shareholders' Equity

Liabilities
Notes and interest payable  . . . . . . . . . . . . . .                  $   20,413               $  20,717
Other liabilities (including $805 in 1995 and $407
  in 1994 to affiliates)  . . . . . . . . . . . . . . .                       2,985                   2,746
                                                                         ----------               ---------
                                                                             23,398                  23,463
Commitments and contingencies

Shareholders, equity
Shares of beneficial interest, no par value;
  authorized shares, unlimited; issued and
  outstanding, 791,444 shares   . . . . . . . . . . . .                       3,347                   3,347
Paid-in capital . . . . . . . . . . . . . . . . . . . .                      62,093                  62,093
Accumulated distributions in excess of accumulated
  earnings  . . . . . . . . . . . . . . . . . . . . . .                     (40,978)                (39,868)
                                                                         ----------               ---------
                                                                             24,462                  25,572
                                                                         ----------               ---------
                                                                         $   47,860               $  49,035
                                                                         ==========               =========


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months                For the Six Months
                                                      Ended June 30,                     Ended June 30,
                                                 -------------------------        -------------------------
                                                   1995            1994             1995            1994
                                                 ---------       ---------        ---------       ---------
                                                            (dollars in thousands, except per share)
INCOME
 Rents  . . . . . . . . . . . . . . .            $ 1,950         $ 1,722           $ 3,700          $ 3,252
 Interest . . . . . . . . . . . . . .                 51              69               113              141
 Equity in income (loss) of
  partnerships  . . . . . . . . . . .               (729)            (22)             (644)              29
                                                --------        --------          --------         --------
                                                   1,272           1,769             3,169            3,422
EXPENSES
 Property operations  . . . . . . . .              1,068             691             2,003            1,523
 Interest   . . . . . . . . . . . . .                466             479               936              962
 Depreciation . . . . . . . . . . . .                264             240               521              478
 Advisory fee to affiliate  . . . . .                 91              84               183              182
 General and administrative . . . . .                263             138               398              279
                                                --------        --------          --------         --------
                                                   2,152           1,632             4,041            3,424
                                                --------        --------          --------         --------

Net income (loss) . . . . . . . . . .           $   (880)       $    137          $   (872)        $     (2)
                                                ========        ========          ========         ========
Earnings Per Share
 Net income (loss)  . . . . . . . . .           $  (1.11)       $    .17          $  (1.10)        $      -
                                                ========        ========          ========         ========
Shares of beneficial interest
 used in computing earnings
 per share  . . . . . . . . . . . . .            791,444         791,444           791,444          791,444
                                                ========        ========          ========         ========


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended June 30, 1995






                                                                                Accumulated
                                  Shares of Beneficial                         Distributions
                                        Interest                                in Excess of
                             --------------------------         Paid-In         Accumulated      Shareholders'
                               Shares          Amount           Capital           Earnings          Equity
                             ----------      ----------      -------------    ----------------   -------------
                                                           (dollars in thousands)
Balance, January 1,
 1995   . . . . . . . . .     791,444           $ 3,347          $ 62,093         $ (39,868)       $ 25,572

Distributions ($.30 per
 share)   . . . . . . . .           -                 -                 -              (238)           (238)

Net loss  . . . . . . . .           -                 -                 -              (872)           (872)
                             --------           -------          --------         ---------        --------

Balance, June 30, 1995  .     791,444           $ 3,347          $ 62,093         $ (40,978)       $ 24,462
                             ========           =======          ========         =========        ========


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Six Months
                                                                                Ended June 30,
                                                                         ---------------------------
                                                                           1995               1994
                                                                         ---------         ---------
                                                                            (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected  . . . . . . . . . . . . . . . . . . . .               $  3,687              $ 3,389
 Interest collected . . . . . . . . . . . . . . . . . . .                    107                  135
 Interest paid  . . . . . . . . . . . . . . . . . . . . .                   (896)                (920)
 Payments for property operations . . . . . . . . . . . .                 (1,743)              (1,595)
 Advisory fee paid to affiliate . . . . . . . . . . . . .                   (183)                (178)
 General and administrative expenses paid . . . . . . . .                   (551)                (508)
 Distribution from equity partnerships' operating
  cash flow . . . . . . . . . . . . . . . . . . . . . . .                     39                   20
 Other  . . . . . . . . . . . . . . . . . . . . . . . . .                   (328)                 (52)
                                                                        --------              -------
   Net cash provided by operating activities  . . . . . .                    132                  291

Cash Flows from Investing Activities
 Real estate improvements . . . . . . . . . . . . . . . .                   (120)                 (65)
                                                                        --------              -------
   Net cash (used in) investing activities  . . . . . . .                   (120)                 (65)

Cash Flows from Financing Activities
 Payments on notes payable  . . . . . . . . . . . . . . .                   (302)                (339)
 Distributions to shareholders  . . . . . . . . . . . . .                   (238)                (231)
 Advances from advisor  . . . . . . . . . . . . . . . . .                    743                    -
                                                                        --------              -------
   Net cash provided by (used in) financing
    activities  . . . . . . . . . . . . . . . . . . . . .                    203                 (570)

Net increase (decrease) in cash and cash equivalents  . .                    215                 (344)
Cash and cash equivalents, beginning of period  . . . . .                    232                  582
                                                                        --------              -------
Cash and cash equivalents, end of period  . . . . . . . .               $    447              $   238
                                                                        ========              =======
Reconciliation of net (loss) to net cash provided
 by operating activities
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . .               $   (872)             $    (2)
Adjustments to reconcile net (loss) to net cash
 provided by operating activities
 Depreciation and amortization  . . . . . . . . . . . . .                    558                  515
 Funding of equity partnerships . . . . . . . . . . . . .                     (5)                 (85)
 Equity in (income) losses of partnerships  . . . . . . .                    644                  (29)
 Distributions from partnerships in excess of
  current period earnings . . . . . . . . . . . . . . . .                     39                  107
 (Increase) decrease in other assets  . . . . . . . . . .                   (199)                  65
 (Decrease) in interest payable   . . . . . . . . . . . .                     (2)                  (2)
 (Decrease) in other liabilities  . . . . . . . . . . . .                    (31)                (278)
                                                                        --------              -------
  Net cash provided by operating activities . . . . . . .               $    132              $   291
                                                                        ========              =======


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

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

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

In September 1989, the Trust purchased a 40% general partner interest in Nakash Income Associates ("NIA") for a total of $2.6 million in cash, assets and shares of beneficial interest. NIA owns two wraparound mortgage notes receivable, one of which is secured by the Green Hills Shopping Center ("Green Hills") in Onandaga, New York. The shopping center in turn is owned by Green Hills Associates ("GHA"). In July 1995, GHA determined that further investment in Green Hills was not justified and further that it intends to deed the property back to the first lien holder in lieu of foreclosure. As GHA has no other assets, the wraparound note receivable held by NIA will become uncollectible, and therefore, at June 30, 1995, NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Trust's equity portion of the loss is $792,000.

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 5. COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits will have no material impact on the Trust's financial condition.

                          ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Income Opportunity Realty Trust (the "Trust") was formed to invest in mortgage loans on real estate, including first, wraparound, and junior mortgage loans, and in equity interests in real estate through acquisitions, leases and partnerships. The Trust was organized on December 14, 1984 and commenced operations on April 10, 1985.

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

The Trust's management periodically reviews the self-liquidation and finite-life provisions of the Trust's Declaration of Trust. The Trust's management has determined that it would be in the best interest of the Trust's shareholders to eliminate the self-liquidation and finite-life provisions of the Declaration of Trust and, in that regard, has recommended that the Trust's Board of Trustees approve a proposal to convert the Trust to a Nevada corporation. Upon approval by the Trust's Board of Trustees, the Trust will file a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting shareholders will be presented with a proposal to approve the conversion of the Trust to a corporation by way of the merger of the Trust into a wholly-owned subsidiary of the Trust. This proposal will require the approval of shareholders holding a majority of the Trust's outstanding shares of beneficial interest.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1995 aggregated $447,000, compared with $232,000 at December 31, 1994. The Trust's principal sources of cash have been and will continue to be property operations and collection of interest on its mortgage note receivable and distributions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

from partnerships. The Trust anticipates that it will have sufficient cash to meet its various cash requirements during the remainder of 1995, including the payment of distributions, debt service obligations and property maintenance and improvements.

In the first six months of 1995, the Trust paid quarterly distributions aggregating $0.30 per share or a total of $238,000.

As of July 28, 1995, the Trust had repurchased 67,952 of its shares of beneficial interest at a cost of $1.2 million pursuant to a repurchase program commenced in December 1989. None of such shares were repurchased in 1995. The Trust's Board of Trustees has authorized the Trust's repurchase of a total of 100,000 shares under such repurchase program, of which 32,048 shares remain to be repurchased. The level of any future share repurchases will depend on the market price of the Trust's shares and the continued availability to the Trust of excess funds.

The Trust owns a 36.3% general partner interest in Tri-City Limited Partnership which in turn owns five properties in Texas. The Trust received a distribution of $127,000 from the partnership in July 1995.

On a quarterly basis, the Trust's management reviews the carrying values of the Trust's mortgage note receivable and properties. Generally accepted accounting principles require that the carrying amount of an investment cannot exceed the lower of its cost or its estimated net realizable value. In an instance where the estimate of net realizable value of a Trust property or note is less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against earnings. The estimate of net realizable value of the Trust's mortgage note receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

For the six months ended June 30, 1995, the Trust incurred a net loss of $872,000, as compared with a net loss of $2,000 in the corresponding period in 1994. For the three months ended June 30, 1995, the Trust had net loss of $880,000 as compared with net income of $137,000 in the corresponding period in 1994. The primary factor contributing to the Trust's net loss in the three and six months ended June 30, 1995 was an increase in equity in losses of partnerships of $707,000 and $673,000, respectively, as discussed in detail below.

Net rental income (rents less property operating expense) for the first six months of 1995 of $1.7 million approximated the $1.7 million in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

corresponding period in 1994. Net rental income for the three months ended June 30, 1995 was $882,000, as compared to $1.1 million in the corresponding period in 1994. The decline in second quarter net rental income is primarily due to operating losses incurred at the Cedars Apartments, a property obtained by deed-in-lieu of foreclosure in March 1995 and to higher expenses in both the Trust's residential and commercial portfolios.

Equity in loss of partnerships was a loss of $729,000 and $644,000 for the three and six months ended June 30, 1995 compared to a loss of $22,000 and income of $29,000 in the corresponding periods in 1994, respectively. The increased equity loss is primarily due to the write down of a wraparound mortgage note receivable to the balance of the underlying mortgage payable by the Nakash Income Associates, a partnership in which the Trust has a 40% general partner interest. See NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

Interest income, interest expense, depreciation and advisory fee expense for the three and six months ended June 30, 1995 all approximated that of the corresponding periods in 1994.

General and administrative expenses increased to $263,000 and $398,000 for the three and six months ended June 30, 1995, from $138,000 and $279,000 in the corresponding periods in 1994, respectively. The increase is primarily due to higher communications and legal fees relating to the Trust's annual meeting of shareholders held in March 1995.

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

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and, correspondingly, the ultimate realizable value of the Trust's real estate and notes receivable portfolios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

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

As discussed under "Introduction" above, the Trust is a self liquidating trust. Accordingly, all of the Trust's properties are classified as held for sale. SFAS No. 121 requires long-lived assets held for sale " ... be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's estimated fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Trust's management has not fully evaluated the effects of adopting SFAS No. 121, but it estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, the Trust would have recorded no depreciation in the three and six months ended June 30, 1995, the Trust's reported net loss for the three and six months ended June 30, 1995 would have been decreased by $245,000 and $502,000, respectively, and that a provision for loss to reduce any property's carrying amount to its fair value less cost to sell would not have been required in either period.


                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


Exhibit
Number               Description
-------              -----------
27. 0            Financial Data Schedule



(b)      Reports on Form 8-K as follows:

             None.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 INCOME OPPORTUNITY REALTY TRUST



Date:    August  , 1995                          By:  /s/ OSCAR W. CASHWELL
                                                      Oscar W. Cashwell
                                                      President


Date:    August  , 1995                          By:  /s/ THOMAS A. HOLLAND
                                                      Thomas A. Holland
                                                      Senior Vice President and
                                                      Chief Accounting Officer

                        INCOME OPPORTUNITY REALTY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months Ended June 30, 1995



Exhibit                                                        Page
Number                Description                             Number
-------               -----------                             ------
27. 0            Financial Data Schedule.