Form 10-Q
period 1995-09-30
INCOME OPPORTUNITY REALTY TRUST
filed 1995-11-13
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                                                          ------------------


                         Commission File Number 1-9525
                                                ------


                         INCOME OPPORTUNITY REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             California                                      94-6578120
----------------------------------                       ------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas,     75231
---------------------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)


                                (214) 692-4700
                        ------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---


Shares of Beneficial Interest,
         no par value                                  791,444
-----------------------------              --------------------------------
           (Class)                         (Outstanding at November 3, 1995)

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,        December 31,
                                                                                  1995                 1994
                                                                             --------------       --------------
                       Assets                                                         (dollars in thousands)
                       ------
Notes and interest receivable
 Performing........................................                          $        1,983       $        1,974


Real estate held for sale, net of accumulated
 depreciation ($5,839 in 1995 and $5,055 in 1994)..                                  40,525               41,156

Less - allowance for estimated losses..............                                    (121)                (121)
                                                                             --------------       --------------
                                                                                     42,387               43,009

Investment in partnerships.........................                                   2,632                3,980
Cash and cash equivalents..........................                                     297                  232
Other assets (including $40 in 1995 and $44 in
 1994 from affiliates).............................                                   1,622                1,814
                                                                             --------------       --------------
                                                                             $       46,938       $       49,035
                                                                             ==============       ==============

        Liabilities and Shareholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable.........................                          $       20,284       $       20,717
Other liabilities (including $92 in 1995 and $407
 in 1994 to affiliates)............................                                   2,449                2,746
                                                                             --------------       --------------
                                                                                     22,733               23,463

Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding, 791,444 shares.......................                                   3,347                3,347
Paid-in capital....................................                                  62,093               62,093
Accumulated distributions in excess of accumulated
 earnings..........................................                                 (41,235)             (39,868)
                                                                             --------------       --------------
                                                                                     24,205               25,572
                                                                             --------------       --------------
                                                                             $       46,938       $       49,035
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months                       For the Nine Months
                                                 Ended September 30,                       Ended September 30,
                                          ---------------------------------         -------------------------------

                                               1995                 1994                 1995              1994
                                          --------------        ------------        -------------     -------------
                                                             (dollars in thousands, except per share)
INCOME
 Rents........................            $        1,992        $      1,677        $       5,692     $       4,929
 Interest.....................                        57                  71                  170               212
 Equity in income (loss) of
   partnerships...............                       (54)                 25                 (698)               54
                                             -----------         -----------          -----------       -----------
                                                   1,995               1,773                5,164             5,195


EXPENSES
 Property operations..........                     1,152                 887                3,155             2,410
 Interest.....................                       463                 476                1,399             1,438
 Depreciation.................                       263                 242                  784               720
 Advisory fee to affiliate....                        88                  75                  271               257
 General and administrative...                       168                 163                  566               442
                                             -----------         -----------          -----------       -----------
                                                   2,134               1,843                6,175             5,267
                                             -----------         -----------          -----------       -----------


Net (loss)....................            $         (139)       $        (70)       $      (1,011)    $         (72)
                                            ============        ============         ============       ===========


Earnings Per Share

 Net (loss)...................            $        (.18)        $       (.09)       $       (1.28)      $      ( .09)
                                          =============        =============        =============       ============


Shares of beneficial
 interest used in computing
 earnings per share...........                   791,444             791,444              791,444           791,444
                                          ==============      ==============        =============       ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1995




                                                                                            Accumulated
                                            Shares of Beneficial                           Distributions
                                                 Interest                                  in Excess of
                                        ---------------------------        Paid-In         Accumulated         Shareholders'
                                          Shares           Amount          Capital           Earnings             Equity
                                        ----------       ----------       ----------        ----------         ------------
                                                                    (dollars in thousands)
Balance, January 1,
       1995...................             791,444     $   3,347        $    62,093      $     (39,868)         $    25,572



Distributions ($.45 per
       share).................               -              -                 -                   (356)                (356)

Net loss......................               -              -                 -                 (1,011)              (1,011)
                                       -----------     ---------         ----------         ----------           ----------


Balance, September 30,
       1995...................             791,444     $   3,347        $    62,093         $  (41,235)         $   (24,205)
                                       ===========     =========        ===========         ==========          ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                             -----------------------------------
                                                                                  1995                 1994
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected...................................                          $        5,667       $        5,046
 Interest collected................................                                     162                  203
 Interest paid.....................................                                  (1,337)              (1,375)
 Payments for property operations..................                                  (2,737)              (2,279)
 Advisory fee paid to affiliate....................                                    (272)                (215)
 General and administrative expenses paid..........                                    (665)                (502)
 Distributions from equity partnerships' operating
    cash flow......................................                                     184                  117
 Other.............................................                                    (463)                (413)
                                                                             --------------       --------------
    Net cash provided by operating activities......                                     539                  582

Cash Flows from Investing Activities
 Funding of equity partnerships....................                                     (21)                (127)
 Real estate improvements..........................                                    (152)                 (89)
                                                                             --------------       --------------
    Net cash (used in) investing activities........                                    (173)                (216)

Cash Flows from Financing Activities
 Distributions from equity partnerships' financing
    cash flow......................................                                     486                  -
 Payments on notes payable.........................                                    (431)                (486)
 Distributions to shareholders.....................                                    (356)                (345)
                                                                             --------------       --------------
    Net cash (used in) financing activities........                                    (301)                (831)

Net increase (decrease) in cash and cash
 equivalents.......................................                                      65                 (465)
Cash and cash equivalents, beginning of period.....                                     232                  582
                                                                             --------------       --------------
Cash and cash equivalents, end of period...........                          $          297       $          117
                                                                             ==============       ==============

Reconciliation of net (loss) to net cash provided
 by operating activities
Net (loss).........................................                          $       (1,011)      $          (72)
Adjustments to reconcile net (loss) to net cash
    provided by operating activities
 Depreciation and amortization.....................                                     840                  776
 Equity in loss (income) of partnerships...........                                     698                  (54)
 Distributions from operating cash flow of equity
    partnerships...................................                                     184                  117
 (Increase) in other assets........................                                    (548)                (295)
 (Decrease) in interest payable....................                                      (3)                  (2)
 Increase in other liabilities.....................                                     379                  112
                                                                             --------------       --------------
    Net cash provided by operating activities......                          $          539       $          582
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

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

NOTE 3.   REAL ESTATE HELD FOR SALE AND DEPRECIATION

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE," as of December 31, 1994, the Trust recorded the insubstance foreclosure of the Cedars Apartments. The property has been renamed the Spanish Trace Apartments.

NOTE 4.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS

In September 1989, the Trust purchased a 40% general partner interest in Nakash Income Associates ("NIA") for a total of $2.6 million in cash, assets and shares of beneficial interest. NIA owns two wraparound mortgage notes receivable, one of which is secured by the Green Hills Shopping Center ("Green Hills") in Onandaga, New York . The shopping center in turn is owned by Green Hills Associates ("GHA") . In July 1995, GHA determined that further investment in Green Hills was not justified and further that it intends to deed the property back to the first lien holder in lieu of foreclosure. As GHA has no other assets, the wraparound note receivable held by NIA will become uncollectible, and therefore, at June 30, 1995, NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Trust's equity portion of the loss is $601,000.

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 4.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

In September 1995, the Trust received notice from NIA that one of its wraparound notes receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Trust's equity share is $85,000.

The Trust is a 36.3% general partner in Tri-City Limited Partnership ("Tri-City"). In July 1995, Tri-City obtained first mortgage financing of $1.4 million, secured by the previously unencumbered MacArthur Mills Office Park located in Dallas, Texas. The mortgage bears interest at 9.32% per annum, requires monthly payments of principal and interest of $12,186 and matures August 1, 2005. The Trust received $486,000 of the net financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $14,000 to Basic Capital Management, Inc., the Trust's advisor, based on the $1.4 million financing.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Trust's management the outcome of these lawsuits will have no material impact on the Trust's financial condition or results of operations.
                          ____________________________

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

Introduction (Continued)

Trust's shareholders to eliminate the self-liquidation and finite-life provisions of the Declaration of Trust and, in that regard, recommended that the Trust's Board of Trustees approve a proposal to convert the Trust to a Nevada corporation. On August 1, 1995, the Trust's Board of Trustees approved such recommendation and the Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting shareholders will be presented with a proposal to approve the conversion of the Trust to a corporation by way of the
merger of the Trust into a wholly-owned subsidiary of the Trust.   This
proposal will require the approval of shareholders holding a majority of the Trust's outstanding shares of beneficial interest.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1995 aggregated $297,000, compared with $232,000 at December 31, 1994. The Trust's principal sources of cash have been and will continue to be property operations and collection of interest on its mortgage note receivable and distributions from partnerships. The Trust anticipates that it will have sufficient cash to meet its various cash requirements during the remainder of 1995, including the payment of distributions, debt service obligations and property maintenance and improvements.

In the first nine months of 1995, the Trust paid quarterly distributions aggregating $.45 per share or a total of $356,000.

As of November 3, 1995, the Trust had repurchased 67,952 of its shares of beneficial interest at a cost of $1.2 million pursuant to a repurchase program commenced in December 1989. None of such shares were repurchased in 1995. The Trust's Board of Trustees has authorized the Trust's repurchase of a total of 100,000 shares under such repurchase program, of which 32,048 shares remain to be repurchased. The level of any future share repurchases will depend on the market price of the Trust's shares and the continued availability to the Trust of excess funds.

The Trust owns a 36.3% general partner interest in Tri-City Limited Partnership which in turn owns five properties in Texas. The Trust received distributions of $613,000 from the partnership in July 1995. See NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

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

Results of Operations

For the nine months ended September 30, 1995, the Trust incurred a net loss of $1.0 million, as compared with a net loss of $72,000 in the corresponding period in 1994. For the three months ended September 30, 1995, the Trust had net loss of $139,000 as compared with a net loss of $70,000 in the corresponding period in 1994. The primary factor contributing to the Trust's net loss in the three and nine months ended September 30, 1995 was an increase in equity in losses of partnerships of $79,000 and $752,000, respectively, as discussed in detail below.

Net rental income (rental income less expenses applicable to rental income) for the first nine months of 1995 of $2.5 million approximated the $2.5 million in the corresponding period in 1994. Net rental income for the three months ended September 30, 1995 was $840,000, as compared to $790,000 in the corresponding period in 1994. The increase in third quarter net rental income is primarily due to an increase in occupancy and rental rates at one of the Trust's residential and one of the Trust's commercial properties.

Equity in income (loss) of partnerships was a loss of $54,000 and $698,000 for the three and nine months ended September 30, 1995 compared to income of $25,000 and $54,000 in the corresponding periods in 1994. The increased equity loss for the three months is primarily due to a modification of a wraparound mortgage note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Trust has a 40% general partner interest. The increased equity loss for the nine months is primarily due to the modification discussed above, and the writedown of a wraparound mortgage note receivable to the balance of the underlying mortgage payable also by NIA. The Trust's equity share of the loss on the note modification was $85,000 and its equity share of the note writedown was $601,000. See NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

Interest income, interest expense, depreciation and advisory fee expense for the three and nine months ended September 30, 1995 all approximated that of the corresponding periods in 1994.

General and administrative expenses for the three months ended September 30, 1995 and 1994 were comparable at $168,000 and $163,000, but for the nine months ended September 30, 1995 increased to $566,000 from $442,000 in the corresponding period in 1994. The increase in the nine months is primarily due to higher communications and legal fees

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

relating to the Trust's 1994 annual meeting of shareholders which meeting was held in March 1995. There was no annual meeting of shareholders held in 1994.

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

Recent Accounting Pronouncement (Continued)

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

The Trust's management has not fully evaluated the effects of adopting SFAS No. 121, but it estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, the Trust would have recorded no depreciation in the three and nine months ended September 30, 1995, the Trust's reported net loss for the three and nine months ended September 30, 1995 would have been decreased by $263,000 and $784,000 respectively, and that a provision for loss to reduce any property's carrying amount to its fair value less cost to sell would not have been required in either period.

                         _____________________________


                          PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

The Trust's management has periodically reviewed the self-liquidation and finite-life provisions of the Trust's Declaration of Trust. After its most recent review, the Trust's management determined that it would be in the best interest of the Trust's shareholders to eliminate the self-liquidation and finite-life provisions of the Declaration of Trust and, in that regard, recommended that the Trust's Board of Trustees approve a proposal to convert the Trust to a Nevada corporation. On August 1, 1995, the Trust's Board of Trustees approved such recommendation. The Board of Trustees believes the change from a finite-life business trust to an infinite life corporation will afford the opportunity for enhanced long-range planning, flexibility and long-term growth. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting shareholders will be presented with a proposal to approve the conversion of the Trust to a corporation by way of
merger of the Trust into a wholly-owned subsidiary of the Trust.   This
proposal will require the approval of shareholders holding a majority of the Trust's outstanding shares of beneficial interest.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits:


Exhibit
Number             Description
-------            ------------------------------------------------------

 27.0              Financial Data Schedule, filed herewith.


(b)     Reports on Form 8-K as follows:


        None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INCOME OPPORTUNITY REALTY TRUST


Date:    November 13, 1995                       By:  /s/ Randall M. Paulson
     ---------------------                            ------------------------
                                                      Randall M. Paulson
                                                      President





Date:    November 13, 1995                       By:  /s/ Thomas A. Holland
     ---------------------                            ------------------------
                                                      Thomas A. Holland
                                                      Executive Vice President
                                                      and Chief Financial
                                                      Officer (Principal
                                                      Financial and Accounting
                                                      Officer)

                        INCOME OPPORTUNITY REALTY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                 For the Three Months Ended September 30, 1995


Exhibit                                                            Page
Number                           Description                      Number
-------        -----------------------------------------------

 27.0          Financial Data Schedule.                             15