Form 10-K405/A
period 1994-12-31
INCOME OPPORTUNITY REALTY TRUST
filed 1995-11-20
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


           [X]  ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994

                         Commission File Number 1-9525
                                               -------

                        INCOME OPPORTUNITY REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         California                                             94-6578120
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas          75231
--------------------------------------------------------        ----------
      (Address of Principal Executive Offices)                  (Zip Code)

                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each class                               which registered
------------------------------                   ---------------------------
Shares of Beneficial Interest,
  no par value                                      American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes X   No
                                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1995, the Registrant had 791,444 shares of beneficial interest outstanding. Of the total shares outstanding 444,718 were held by other than those who may be deemed to be affiliates, for an aggregate value of $8,728,000 based on the last trade as reported on the American Stock Exchange on March 3, 1995. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:
                                      NONE

This Form 10-K/A amends the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 as follows:

ITEM 3.   LEGAL PROCEEDINGS -  pages 12 and 13

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS - page 15

ITEM 6.   SELECTED FINANCIAL DATA - page 16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - pages 22, 30, 32, 33, 40, 41 and F-1 through F-11


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K - page 67

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan.

As discussed under Real Estate, above, as of December 31, 1994, the Trust recorded the insubstance foreclosure of the Cedars Apartments, the collateral securing a mortgage note receivable.

ITEM 3.   LEGAL PROCEEDINGS

Olive Litigation


In February 1990, the Trust, together with CMET, National Income Realty Trust ("NIRT") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., pending before the United States District Court for the Northern District of California and relating to the operation and management of each of such entities. The Olive Litigation was originally filed on December 8, 1989 and alleged, among other things, a breach by the Trustees of the Declaration of Trust, and a breach of trust and a breach of fiduciary duty owed by the Trustees to the Trust by, among other things, retaining BCM as the Advisor to the Trust without shareholder approval. The plaintiffs sought injunctive relief and other appropriate relief from the Court. On April 23, 1990, the Court granted final approval of the terms of the settlement.


On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of April 1990 settlement. The Modification was preliminarily approved by the court July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.


The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, BCM, the Trust's advisor, Mr. Phillips and William S. Friedman, who served as President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, CMET, NIRT and TCI, of which the Trust's share is $150,000. The Trust received $12,300 in May 1994. The remaining $137,000 is to be paid in 18 monthly installments which began February 1, 1995.



Under the Modification, the Trust, CMET, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, any related party transaction which the Trust may enter into prior to April 27, 1999, will require the unanimous approval of the Trust's Board of Trustees. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.


For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Trust or CMET, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.



The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates (i.e. the Advisory Agreement, Property Management Contracts, etc.). These agreements require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.


The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, CMET, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its annual meeting of shareholders on March 7, 1995, at which meeting the Trust's shareholders were asked to consider and vote upon (I) the election of Trustees of the Trust and (ii) the renewal of the Trust's advisory agreement with BCM.

At such meeting the Trust's shareholders elected the following individuals as Trustees of the Trust:

                                                                         Shares Voting
                                                                   -------------------------
                                                                                   Withheld
          Trustee                                                     For          Authority
          -------                                                  ---------      -----------
          Geoffrey C. Etnire                                         576,092        12,723
          Harold Furst, Ph.D.                                        576,063        12,752
          John P. Parsons                                            576,138        12,677
          Bennett B. Sims                                            575,057        13,758
          Ted P. Stokely                                             575,057        13,758
          Martin L. White                                            576,138        12,677
          Edward G. Zampa                                            576,138        12,677

Also at such meeting the Trust's shareholders approved the renewal of the Trust's advisory agreement with BCM until the next annual meeting of shareholders with 558,305 votes for the proposal, 17,214 votes against the proposal and 13,295 votes abstaining.

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

On December 5, 1989, the Trust's Board of Trustees approved a share repurchase program. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 100,000 of its shares of beneficial interest pursuant to such program. Through March 3, 1995, the Trust has repurchased 67,952 shares pursuant to such program at a cost to the Trust of $1.2 million. The Trust purchased none of its shares of beneficial interest in 1994 or 1995, through March 3, 1995.

On March 24, 1989, the Trust distributed one share purchase right for each outstanding share of beneficial interest of the Trust. On December 10, 1991, the Trust's Board of Trustees voted to redeem the rights having determined that the they were no longer necessary to protect the Trust from coercive tender offers. On February 10, 1992, the rights were redeemed, the Trust's shareholders receiving $.04 for each Right. In connection with such redemption, Messrs. Phillips and Friedman and their affiliates, who owned approximately 12% of the Trust's outstanding shares of beneficial interest at the time, agreed not to acquire more than 40% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership.


In August 1994, Mr. Phillips and his affiliates, primarily ART and TCI, owned approximately 39.8% of the Trust's outstanding shares of beneficial interest. This shareholder group desired to purchase additional shares of the Trust and requested that the Trust's Board of Trustees consider the elimination of the limitations on the percentage of shares which may be acquired by the shareholder group. The Board of Trustees reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the shareholder group, and had disposed of any shares of the Trust which he or his affiliates may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Board of Trustees also determined that there was no reason to object to the purchase of additional shares of the Trust by the shareholder group and on August 23, 1994, the Trust's Board of Trustees adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust owned by Mr. Friedman, if any, are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates may not acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership. At March 3, 1995, Mr. Phillips and his affiliates, primarily ART and TCI, owned approximately 44% of the Trust's outstanding shares of beneficial interest.

ITEM 6.  SELECTED FINANCIAL DATA



                                                            For the Years Ended December 31,
                                   ---------------------------------------------------------------------------------
                                       1994            1993              1992             1991              1990
                                   ------------    -------------    -------------    --------------   --------------
                                                        (dollars in thousands, except per share)
EARNINGS DATA
Income...................          $      6,938    $       7,316    $       6,619    $        5,592   $        8,463
Expense..................                 7,225            7,247            7,089            14,645           17,552
                                   ------------    -------------    -------------    --------------   --------------
Income (loss) before
 (loss) on sale of
 real estate and
 extraordinary gain......                  (287)              69             (470)           (9,053)          (9,089)
(Loss) on sale of real
 estate..................                   -                -                (81)              -                -
Extraordinary gain.......                   -                806              -               4,765              -
                                   ------------    -------------    -------------    --------------   --------------
Net income (loss)........          $       (287)   $         875    $        (551)   $       (4,288)  $       (9,089)
                                   ============    =============    =============    ==============   ==============

PER SHARE DATA

Income (loss) before
 extraordinary gain......          $       (.36)   $         .09    $        (.64)   $        (9.97)  $        (9.79)
Extraordinary gain.......                    -              1.00               -               5.25               -
                                   ------------    -------------    -------------    --------------   --------------

Net income (loss)........          $       (.36)   $        1.09    $        (.64)   $        (4.72)  $        (9.79)
                                   ============    =============    =============    ==============   ==============


Distributions per share..          $        .60    $         .50    $           -    $         1.44   $          .88

Weighted average
 shares outstanding......               791,444          804,716          864,321           907,665          928,606




                                                                     December 31,
                                   ---------------------------------------------------------------------------------
                                       1994            1993             1992             1991             1990
                                   ------------    -------------    -------------    --------------   --------------
                                                            (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable..............          $      1,974    $       2,983    $       2,922    $        2,583   $       28,850
Real estate held for
 sale....................                41,035           40,831           41,646            43,779           34,331
Total assets.............                49,035           50,127           51,275            52,401           75,631
Notes and interest
 payable.................                20,717           21,354           22,447            22,651           40,798
Redeemable shares of
 beneficial interest.....                   -                -                -               6,062            6,062
Shareholders' equity.....                25,572           26,334           26,380            20,904           25,574

Book value per share.....          $      32.31    $       33.27    $       30.52    $        30.14   $        34.00


Shares and per share data have been restated to give effect to the one-for-four reverse share split effected September 9, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

On a quarterly basis, the Trust's management reviews the carrying values of the Trust's mortgage notes receivable and properties. Generally accepted accounting principles require that the carrying value of an investment cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's properties or notes are less than the carrying value thereof, at the time of evaluation, a provision for loss is recorded by a charge against earnings. Estimated net realizable value of mortgage notes receivable is based on management's review and evaluation of the collateral properties securing such notes. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1994 COMPARED TO 1993. For the year 1994, the Trust had a net loss of $287,000, as compared with net income of $875,000 in 1993. The Trust's 1993 net income included an extraordinary gain of $806,000 on the early payoff of mortgage debt. The primary factors contributing to the Trust's 1994 net loss are discussed in the following paragraphs.


Net rental income (rental income less expenses applicable to rental income) for 1994 was $3.1 million, as compared to $3.4 million in 1993. A decrease of $242,000 is due to a decline in occupancy at one of the Trust's commercial properties and a decrease of $113,000 is due to a decline in occupancy and an increase in expenses at one of the Trust's apartment complexes. These decreases are partially offset by an increase in net rental income of $108,000 from increases in occupancy and a decrease in expenses at one of the Trust's other apartment complexes. Net rental income is expected to increase in 1995 due to anticipated increases in rental and occupancy rates and from obtaining the Cedars Apartments, the collateral securing a note receivable. The property was recorded as an insubstance foreclosure as of December 31, 1994 with title to the property being received on March 2, 1995.



Equity in income of partnerships was $86,000 in 1994, as compared to $203,000 in 1993. The decrease is attributable to an increase in repair expenses representing the deductible portion of a fire loss at one of the Tri-City apartment complexes.


Interest income of $294,000 for 1994 approximated the $308,000 in 1993. Interest income in 1995 is expected to decrease due to the insubstance foreclosure as of December 31, 1994, of the Cedars Apartments, the collateral securing one of the Trust's mortgage notes receivable. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Interest expense of $1.9 million in 1994 approximated the $1.8 million in 1993.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 PAGE
                                                                ------
                  INCOME OPPORTUNITY REALTY TRUST
                  -------------------------------

Report of Independent Certified Public Accountants............     23

Consolidated Balance Sheets -
  December 31, 1994 and 1993..................................     24

Consolidated Statements of Operations -
  Years Ended December 31, 1994, 1993 and 1992................     25

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1994, 1993 and 1992................     26

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1994, 1993 and 1992................     27

Notes to Consolidated Financial Statements....................     29

Schedule III - Real Estate and Accumulated Depreciation.......     41

Schedule IV  - Mortgage Loans on Real Estate..................     43


                  TRI-CITY LIMITED PARTNERSHIP
                  ----------------------------

Report of Independent Certified Public Accountants............   F- 1

Balance Sheets - December 31, 1994 and 1993...................   F- 2

Statements of Operations -
  Years ended December 31, 1994, 1993 and 1992................   F- 3

Statements of Partners' Equity -
  Years ended December 31, 1994, 1993 and 1992................   F- 4

Statements of Cash Flows -
  Years ended December 31, 1994, 1993 and 1992................   F- 5

Notes to Financial Statements.................................   F- 6

Schedule III - Real Estate and Accumulated Depreciation.......   F-10



All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

complete or improve, hold and dispose. The cost of funds, one of the criteria used in the calculation of estimated net realizable value (approximately 4.8% and 4.1% as of December 31, 1994 and 1993, respectively) is based on the average cost of all capital. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically, and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increase or decrease such valuation allowance. See "Allowance for estimated losses" above. Properties held for sale are depreciated in accordance with the Trust's established depreciation policies. See "Real estate and depreciation" below.


Real estate held for sale and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except for foreclosed properties held for sale, which are recorded initially at the lower of original cost or fair value minus estimated costs of sale. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.


Present value discounts. The Trust provides for present value discounts on notes receivable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment sale, the cost recovery or the financing method, whichever is appropriate.

Investment in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships which it does not control. Under the equity method, the Trust's initial investment, recorded at cost, is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's proportionate share of the partnership's operating losses and distributions received.

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

purchase money financing in the form of a wraparound mortgage note for the remainder of the purchase price. The Trust incurred a loss on the sale of $81,000 in excess of the amount previously provided. The mortgage note was non-interest bearing through May 1, 1993 and thereafter bore interest at 10% per annum through May 1, 1994, the maturity date of the note. In November 1993, the Trust placed the $1.1 million wraparound mortgage note on nonperforming, nonaccrual status. In December 1993, the borrower filed for bankruptcy protection. The Trust accepted a deed in lieu of foreclosure on March 2, 1995. The Trust recorded the property as an insubstance foreclosure as of December 31, 1994. The Trust did not incur a loss on foreclosure as the fair value of the property, less estimated costs of sale, exceeds the principal balance of the note receivable.


NOTE 3.  REAL ESTATE HELD FOR SALE AND DEPRECIATION


As further described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Organization and Trust business", the Trust is scheduled, unless and until the shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996 and to distribute to its shareholders the net cash proceeds from the sale or refinancing of equity investments received by the Trust. Accordingly, the Trust has classified all of its properties as held for sale in the accompanying Consolidated Balance Sheets.

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE", as of December 31, 1994, the Trust recorded the insubstance foreclosure of the Cedars Apartments.

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                   1994          1993          1992
                                 ---------     ---------     --------
Balance January 1,..........     $     121     $     121     $    532
 Amounts charged off........           -             -           (411)
                                 ---------     ---------     --------
Balance December 31,........     $     121     $     121     $    121
                                 =========     =========     ========

NOTE 5.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investments in equity method partnerships consisted of the following:

                                                 1994          1993
                                               ---------     --------
Tri-City Limited Partnership ("Tri-City")...   $   2,852     $  3,026
Nakash Income Associates ("NIA")............       1,128        1,131
                                               ---------     --------
                                               $   3,980     $  4,157
                                               =========     ========

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

The Trust uses the equity method to account for its investment in Tri-City, a 36.3% owned limited partnership, and in NIA, a 40% owned partnership.

In June 1989, the Trust issued to F. C. MacArthur, Inc. ("MacArthur"), a wholly-owned subsidiary of Collecting Bank, N.A. (a national bank in liquidation), 170,750 of its shares of beneficial interest with a market value at the date of issuance of $6.1 million, in exchange for a 36.3% general partner interest in Tri-City, which owns and operates five properties in Texas. Transcontinental Realty Investors, Inc. ("TCI") with a 23.6% general partner interest is the other general partner in Tri-City. In November 1992, TCI purchased MacArthur's 40.1% limited partner interest in Tri-City increasing its ownership interest to 63.7%. Also in November 1992, TCI acquired all of the shares of beneficial interest of the Trust owned by MacArthur. As of March 3, 1995, TCI owned approximately 22% of the Trust's outstanding shares of beneficial interest.

In September 1989, the Trust acquired a 40% interest in the NIA partnership from Nakash Brothers Realty in exchange for 50,000 of its shares of beneficial interest with a market value at the date of issuance of $1.3 million, cash of $800,000 and a contribution of property and notes with a carrying value of $462,000. In addition, 12,500 of the Trust's shares of beneficial interest were issued to consultants for services provided in connection with the acquisition of the partnership interest. In February 1993, the Trust purchased the 62,500 shares of beneficial interest for a total purchase price of $375,000. TCI owns the remaining 60% interest in NIA.


Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:


                                                  1994            1993
                                               -----------     ----------
Notes receivable............................   $     4,099     $    4,099
Real estate, net of accumulated
 depreciation ($2,586 in 1994 and $1,982
 in 1993)...................................        10,757         11,132
Other assets................................           194            307
Notes payable...............................        (2,634)        (2,699)
Other liabilities...........................          (520)          (423)
                                               -----------     ----------
Partners' capital...........................   $    11,896     $   12,416
                                               ===========     ==========

                                   1994           1993            1992
                                ----------     -----------     ----------
Rental income................   $    2,380     $     2,409     $    2,369
Interest income..............          349             397            988
Interest expense.............         (283)           (317)          (904)
Property operations..........       (1,656)         (1,528)        (1,666)
Depreciation expense.........         (605)           (583)          (516)
Provision for losses.........          -               -             (263)
                                ----------     -----------     ----------
Net income...................   $      185     $       378     $        8
                                ==========     ===========     ==========

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

total of $1.2 million to the Trust, CMET, NIRT and TCI, of which the Trust's share is $150,000. The Trust received $12,300 in May 1994. The remaining $137,700 is to be paid in 18 monthly installments which began February 1, 1995.

Under the Modification, the Trust, CMET, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, any related party transaction which the Trust may enter into prior to April 27, 1999, will require the unanimous approval of the Trust's Board of Trustees. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.


For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Trust or CMET, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.



The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates (i.e. the Advisory Agreement, Property Management Contracts, etc.). These agreements require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.


The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, CMET, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.


Other Litigation. The Trust is also involved in various other lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits will have no material impact on the Trust's financial condition or results of operations.

                                                                    SCHEDULE III

                        INCOME OPPORTUNITY REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                                                        Cost
                                                                    Capitalized
                                                                   Subsequent to     Gross Amounts of Which Carried
                                             Initial Cost to Trust  Acquisition              at End of Year
                                           ------------------------ ------------  -------------------------------------
                                                        Building &                             Building &       (1)
  Property/Location         Encumbrances      Land     Improvements Improvements   Land       Improvements     Total
---------------------       ------------   ---------   ------------ ------------  -------     ------------   ----------
                                                           (dollars in thousands)
Properties Held For Sale
------------------------

APARTMENTS
----------

Cedars.................     $       -      $     198    $     792     $     -     $   198      $     792     $      990(2)
   Irving, Texas

Eastpoint..............          1,922         1,181        2,749          321      1,181          3,070          4,251
   Mesquite, Texas

Plumtree...............          5,875         1,751        5,038          824      1,751          5,862          7,613
   Martinez, California

Treehouse..............          1,886           375        2,124          185        375          2,309          2,684
   San Antonio, Texas

Porticos...............         10,084         2,897       11,588           50      2,897         11,638         14,535
   Milwaukee, Wisconsin

OFFICE BUILDINGS
----------------

Saratoga...............             -          2,577       10,306          388      2,583         10,688         13,271
   Saratoga, California

Town Center Plaza......             -            554        2,214           99        554          2,313          2,867
   Boca Raton, Florida

                            ----------     ---------    ---------     --------    -------      ---------     ----------

                            $   19,767     $   9,533    $  34,811     $  1,867    $ 9,539      $  36,672         46,211
                            ==========     =========    =========     ========    =======      =========


Allowance for estimated
   losses...............                                                                                           (121)
                                                                                                             ----------

                                                                                                             $   46,090
                                                                                                             ==========

                                                                       Life on Which
                                                                       Depreciation
                                                                         In Latest
                                                                         Statement
                              Accumulated      Date of       Date      of Operation
  Property/Location           Depreciation  Construction   Acquired     is Computed
---------------------         ------------  ------------   --------    ------------
                                                (dollars in thousands)
Properties Held For Sale
------------------------

APARTMENTS
----------

Cedars.................          $    -          1964         12/94         40 years
   Irving, Texas

Eastpoint..............              998         1985         01/86     5 - 40 years
   Mesquite, Texas

Plumtree...............            1,642         1986         02/86     5 - 40 years
   Martinez, California

Treehouse..............              358         1975         09/89     5 - 40 years
   San Antonio, Texas

Porticos...............              929         1973         11/91         40 years
   Milwaukee, Wisconsin

OFFICE BUILDINGS
----------------

Saratoga...............              886         1986         12/91     3 - 40 years
   Saratoga, California

Town Center Plaza......              242         1985         03/91     5 - 40 years
   Boca Raton, Florida

                                 -------

                                 $ 5,055
                                 =======


Allowance for estimated
   losses...............



____________________________
(1) The aggregate cost for Federal income tax purposes is $45,587.

(2) An allowance for loss has been provided to reduce the carrying value of this property to the Trust's estimate of fair value minus estimated costs of sale.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Tri-City Limited Partnership
Dallas, Texas

We have audited the accompanying balance sheets of Tri-City Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners equity, and cash flows for the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-City Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                          BDO Seidman

February 28, 1995
Dallas, Texas

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                                  BALANCE SHEETS
================================================================================

December 31,                                                                        1994                 1993
--------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
ASSETS

Real estate held for investment
  Land                                                                  $          2,076        $       2,076
  Building and improvements                                                       11,356               11,077
--------------------------------------------------------------------------------------------------------------


                                                                                  13,432               13,153
Less accumulated depreciation                                                     (2,788)              (2,134)
--------------------------------------------------------------------------------------------------------------


                                                                                  10,644               11,019

Cash and cash equivalents                                                             19                  228
Other assets (including $411 in 1994 and
 $0 in 1993 due from affiliates)                                                     512                  187
--------------------------------------------------------------------------------------------------------------

Total assets                                                            $         11,175        $      11,434
==============================================================================================================


LIABILITIES AND PARTNERS EQUITY

Accounts payable (including $271 in 1994
   and $67 in 1993 due to affiliates)                                   $            791        $         490
--------------------------------------------------------------------------------------------------------------


Commitments and contingencies
--------------------------------------------------------------------------------------------------------------


Partners equity
  Limited Partners                                                                 6,698                6,698
  General Partners                                                                 3,686                4,246
--------------------------------------------------------------------------------------------------------------


                                                                                  10,384               10,944
--------------------------------------------------------------------------------------------------------------


Total liabilities and partners equity                                   $         11,175        $      11,434
==============================================================================================================


                                 See accompanying notes to financial statements.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                        STATEMENTS OF OPERATIONS
================================================================================

Years ended December 31,                                                 1994            1993            1992
--------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)

INCOME
  Rentals                                                        $      2,380    $      2,483    $      2,386
  Other                                                                     -             100               2
--------------------------------------------------------------------------------------------------------------

Total revenue                                                           2,380           2,583           2,388
--------------------------------------------------------------------------------------------------------------

EXPENSES
  Property operations (including $86 in
   1994, $57 in 1993 and $40 in 1992
   to affiliates)                                                       1,572           1,661           1,431
  Interest (including $27 in 1993 and $56 in
   1992 to affiliates)                                                      -              27              56
  Depreciation                                                            654             632             564
  General and administrative                                               14              28              47
--------------------------------------------------------------------------------------------------------------

Total expenses                                                          2,240           2,348           2,098
--------------------------------------------------------------------------------------------------------------

Net income                                                       $        140    $        235    $        290
==============================================================================================================


                                 See accompanying notes to financial statements.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                   STATEMENTS OF PARTNERS EQUITY
================================================================================

                                                                      Limited         General
                                                                      Partner        Partners           Total
--------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)

Balance January 1, 1992                                          $      6,698    $      4,721    $     11,419

Net income                                                                  -             290             290
--------------------------------------------------------------------------------------------------------------

Balance December 31, 1992                                               6,698           5,011          11,709

Distributions                                                               -          (1,000)         (1,000)

Net income                                                                  -             235             235
--------------------------------------------------------------------------------------------------------------

Balance December 31, 1993                                               6,698           4,246          10,944

Distributions                                                               -            (700)           (700)

Net income                                                                  -             140             140
--------------------------------------------------------------------------------------------------------------

Balance December 31, 1994                                        $      6,698    $      3,686    $     10,384
==============================================================================================================


                                 See accompanying notes to financial statements.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                        STATEMENTS OF CASH FLOWS
================================================================================

Years ended December 31,                                                 1994            1993            1992
--------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $        140    $        235    $        290
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                        654             632             564
     Increase (decrease) in due to affiliates                            (207)            153            (104)
     Decrease (increase) in other assets                                   86             (19)            (39)
     Increase (decrease) in accrued interest                                -              (6)              1
     Increase (decrease) in accounts payable                               97              33             (37)
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 770           1,060             675
--------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES -
  Real estate improvements                                               (279)           (274)           (328)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                               -               -             750
  Payoffs on notes payable                                                  -            (778)            (46)
  Distributions                                                          (700)         (1,000)              -
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                      (700)         (1,778)            704
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     (209)           (986)          1,051
Cash and cash equivalents, beginning of period                            228           1,214             163
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $         19    $        228    $      1,214
==============================================================================================================


                                 See accompanying notes to financial statements.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================




ORGANIZATION            Tri-City Limited Partnership, a Texas partnership was
AND PURPOSE             organized on June 29, 1989. The purpose of the
                        Partnership is to acquire, hold for investment, improve, lease, operate, and sell or otherwise dispose of real estate, and to engage in any and all activities related or incidental thereto.

                        Income Opportunity Realty Trust (IORT) and
                        Transcontinental Realty Investors (TCI) are partners in the Partnership. IORT is a publicly-held real estate investment trust whose shares are traded on the American Stock Exchange. TCI is a publicly held real estate investment trust whose shares are traded on the New York Stock Exchange. Basic Capital Management, Inc. (BCM) serves as the advisor to IORT and TCI.

                        The percentages of ownership of the Partnership are as follows:

                                         General       Limited
                                         Partner       Partner       Total
                        ----------------------------------------------------
                        TCI              23.59%        40.11%         63.7%
                        IORT             36.30%          -            36.3%
                        ----------------------------------------------------

                                         59.89%        40.11%        100.0%
                        ====================================================


                        Allocations of profits and distributions are made in accordance with the partnership agreement.

REAL ESTATE             Land, buildings and improvements are stated at the lower
AND                     of cost or estimated net realizable value.
DEPRECIATION            Depreciation is  provided on buildings and
                        improvements using the straight-line method over the estimated useful lives of forty years for buildings and four to forty years for improvements. Expenditures for renewal and betterments are capitalized and repairs and maintenance are charged against operations as incurred.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================




CASH AND CASH           The Partnership considers all highly liquid debt
EQUIVALENTS             instruments purchased with a maturity of three months or
                        less to be cash equivalents.


INCOME TAXES            The Partnership is taxed as such for federal income tax
                        purposes. The Partnership has no current year income tax expense or deferred taxes. Taxable income is included in the respective tax returns of the Partners.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   RELATED PARTY      LOAN FROM AFFILIATE - On July 16, 1992, TCI loaned to
     TRANSACTIONS       the Partnership $750,000 bearing interest at a rate of
                        9.5 percent per annum. The loan was paid down to $704,000 at December 31, 1992. The outstanding loan was paid off during 1993.

                        PROPERTY MANAGEMENT FEES - Carmel Realty Service Ltd. (Carmel), an affiliate of BCM, provides property management services for a fee of 5 percent of the monthly gross rents collected on the properties under its management. Carmel subcontracts with other entities for property level management services to the Partnership's apartments at various rates.

                        LEASING COMMISSIONS - As compensation for providing leasing and rent-up services for a Partnership property, Carmel or its affiliates shall be paid a reasonable leasing commission.

                        CONSTRUCTION SUPERVISION - As compensation for oversight of major renovations and refurbishments, Carmel or its affiliates shall be paid a construction supervision fee.

                        Fees to BCM and its affiliates are as follows:

                                                                        1994          1993          1992
                        --------------------------------------------------------------------------------
                        Property management fees *                $   75,367    $   39,196    $   24,670
                        Leasing commissions                            3,346        17,946        15,060
                        Construction supervision
                          fees                                         7,780             -             -
                        --------------------------------------------------------------------------------
                                                                  $   86,493    $   57,142    $   39,730
                        ================================================================================


                        *  Net of property management fees paid to
                           subcontractors, other than Carmel.

                                                    TRI-CITY LIMITED PARTNERSHIP

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


2.   FUTURE             Future minimum rentals on noncancellable operating
     MINIMUM            leases, expiring at various dates, as of December 31,
     RENTS              1994 are as follows:

                        Year                                           Amount
                        -----------------------------------------------------
                        1995                                    $   1,150,377
                        1996                                          987,967
                        1997                                          696,535
                        1998                                          394,647
                        1999                                          294,427
                        Thereafter                                    931,950
                        -----------------------------------------------------

                                                                $   4,455,903
                        =====================================================

                                                    TRI-CITY LIMITED PARTNERSHIP

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1994
================================================================================

SCHEDULE III

                                                   COST
                                                CAPITALIZED
                                               SUBSEQUENT TO   GROSS AMOUNTS AT WHICH CARRIED
                            INITIAL COST        ACQUISITION            AT END OF YEAR
                      ------------------------- ------------ ------------------------------------
                                    BUILDING &                            BUILDING &                 ACCUMULATED
PROPERTY DESCRIPTION (1)  LAND     IMPROVEMENTS IMPROVEMENTS    LAND     IMPROVEMENTS   TOTAL (2)    DEPRECIATION
--------------------------------------------------------------------------------------------------------------------
MacArthur Mills S.C.  $  238,812   $ 1,353,266  $ 1,075,527 $   264,110  $ 2,403,515   $ 2,667,625   $   824,085

Oaks of Inwood Apts.     522,157     1,486,137        2,950     522,157    1,344,958     1,867,115       204,743

Inwood Greens Apts.      318,968       956,904            -     318,968      789,947     1,108,915       131,580

Summit at
  Bridgewood S.C.        408,430     2,314,436      762,027     408,430    3,076,464     3,484,894       854,637

Chelsea Square S.C.      562,019     3,184,774      556,925     562,019    3,741,699     4,303,718       772,948
--------------------------------------------------------------------------------------------------------------------

                      $2,050,386   $ 9,295,517  $ 2,397,429 $ 2,075,684  $11,356,583   $13,432,267   $ 2,787,993
====================================================================================================================
                                                LIFE OF WHICH
                                               DEPRECIATION IN
                                               LATEST STATEMENT
                           DATE OF       DATE     OF INCOME
PROPERTY DESCRIPTION (1) CONSTRUCTION  ACQUIRED  IS COMPUTED
---------------------------------------------------------------
MacArthur Mills S.C.          1986        6/89    4-40 years

Oaks of Inwood Apts.          1979        6/89      40 years

Inwood Greens Apts.           1980        6/89      40 years

Summit at
  Bridgewood S.C.             1985        6/89    5-40 years

Chelsea Square S.C.           1985        6/89    5-40 years
---------------------------------------------------------------


===============================================================


(1)  There are no encumbrances on the properties.

(2) The aggregate cost for federal income tax purposes is approximately $13,100,000.

                                                    TRI-CITY LIMITED PARTNERSHIP

================================================================================


                                                                  1994              1993             1992
-------------------------------------------------------------------------------------------------------------
RECONCILIATION OF REAL ESTATE

BALANCE at January 1,                                        $     13,153,708  $   12,879,047   $  12,551,048
  Additions
   Improvements                                                       278,558         274,661         327,999
-------------------------------------------------------------------------------------------------------------

BALANCE at December 31,                                      $     13,432,260  $   13,153,708   $  12,879,047
=============================================================================================================


RECONCILIATION OF ACCUMULATED DEPRECIATION

BALANCE at January 1,                                        $      2,134,465  $     1,502,14   $     938,162

  Additions
   Depreciation                                                       653,528         632,318         563,985
-------------------------------------------------------------------------------------------------------------

BALANCE at December 31,                                      $      2,787,993  $    2,134,465   $   1,502,147
=============================================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements


INCOME OPPORTUNITY REALTY TRUST


    Report of Independent Certified Public Accountants

    Consolidated Balance Sheets - December 31, 1994 and 1993

    Consolidated Statements of Operations -
         Years Ended December 31, 1994, 1993 and 1992

    Consolidated Statements of Shareholders' Equity -
         Years Ended December 31, 1994, 1993 and 1992

    Consolidated Statements of Cash Flows -
         Years Ended December 31, 1994, 1993 and 1992

    Notes to Consolidated Financial Statements


TRI-CITY LIMITED PARTNERSHIP



    Report of Independent Certified Public Accountants



    Balance Sheets - December 31, 1994 and 1993



    Statements of Operations -
         Years Ended December 31, 1994, 1993 and 1992



    Statements of Shareholders' Equity -
         Years Ended December 31, 1994, 1993 and 1992



    Statements of Cash Flows -
         Years Ended December 31, 1994, 1993 and 1992



    Notes to Financial Statements


2.  Financial Statement Schedules


INCOME OPPORTUNITY REALTY TRUST


    Schedule III - Real Estate and Accumulated Depreciation

    Schedule IV  - Mortgage Loans on Real Estate


TRI-CITY LIMITED PARTNERSHIP



    Schedule III - Real Estate and Accumulated Depreciation


All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statement or the Notes thereto.


3.  Exhibits



The following documents are filed as Exhibits to this Report:



Exhibit
Number                              Description
-------    ---------------------------------------------------------------------
  3.0      Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated
           August 14, 1987).

  3.1      Amendment No. 1 to the Second Amended and Restated Declaration of
           Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 18, 1991).

  3.2      Restated Trustees' Regulations dated as of April 21, 1989
           (incorporated by reference to the Registrant's Current Report on Form 8-K dated May 9, 1989).

                                 EXHIBIT INDEX


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                         Page
-------    ---------------------------------------------------------------------    ------------
  3.0      Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated
           August 14, 1987).

  3.1      Amendment No. 1 to the Second Amended and Restated Declaration of
           Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 18, 1991).

  3.2      Restated Trustees' Regulations dated as of April 21, 1989
           (incorporated by reference to the Registrant's Current Report on Form 8-K dated May 9, 1989).