Form 10-Q/A
period 1995-03-31
INCOME OPPORTUNITY REALTY TRUST
filed 1995-11-20
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q/A



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995



                         Commission File Number 1-9525



                         INCOME OPPORTUNITY REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




           California                                          94-6578120
--------------------------------                          ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas,          75231
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
                                               ---      ---



Shares of Beneficial Interest,
         no par value                                   791,444
------------------------------            ---------------------------------
           (Class)                         (Outstanding at April 28, 1995)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995 as follows:



ITEM 1.     FINANCIAL STATEMENTS - page 6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 8

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


Net rental income (rental income less expenses applicable to rental income) for the first quarter of 1995 was $815,000 as compared to the $698,000 in the corresponding quarter of 1994. The increase is due to an increase in occupancy rates and common area maintenance cost recoveries at one of the Trust's commercial properties.


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