Form 10-Q/A
period 1995-06-30
INCOME OPPORTUNITY REALTY TRUST
filed 1995-11-20
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A




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
            (Class)                              (Outstanding at July 28, 1995)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1995 as follows:

ITEM 1.      FINANCIAL STATEMENTS - pages 4, 6 and 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 8 and 9

             Exhibit 27.0 Financial Data Schedule - page 14

                        INCOME OPPORTUNITY REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    For the Six Months Ended June 30, 1995







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

                        INCOME OPPORTUNITY REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION


The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").


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


Net rental income (rental income less expenses applicable to rental income) for the first six months of 1995 of $1.7 million approximated the $1.7 million in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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


General and administrative expenses increased to $263,000 and $398,000 for the three and six months ended June 30, 1995, from $138,000 and $279,000 in the corresponding periods in 1994, respectively. The increase is primarily due to higher communications and legal fees relating to the Trust's 1994 annual meeting of shareholders which meeting was held in March 1995. There was no annual meeting held in 1994.


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

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------          -----------------------------------------------------------
 27.0            Financial Data Schedule