Form 10-K/A
period 1994-12-30
INCOME OPPORTUNITY REALTY TRUST
filed 1995-12-20
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-K/A-2



           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994

                         Commission File Number 1-9525

                        INCOME OPPORTUNITY REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         California                                           94-6578120
-------------------------------                            --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas          75231
--------------------------------------------------------        ----------
     (Address of Principal Executive Offices)                   (Zip Code)

                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                             Name of each exchange on
     Title of each class                                          which registered
------------------------------                              ----------------------------
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


                      Documents Incorporated by Reference:
                                      NONE

ITEM 6.  SELECTED FINANCIAL DATA



                                                          For the Years Ended December 31,
                                   -------------------------------------------------------------------------------
                                      1994            1993             1992             1991              1990
                                   ----------       ----------       ----------       ----------        ----------
                                                        (dollars in thousands, except per share)
EARNINGS DATA
Income...................          $     6,852     $      7,113     $      6,593     $       6,750    $       8,922
Expense..................                7,139            7,044            7,063            15,803           18,011
                                   -----------     ------------     ------------     -------------    -------------
Income (loss) before
 (loss) on sale of
 real estate and
 extraordinary gain......                 (287)              69             (470)           (9,053)          (9,089)
(Loss) on sale of real
 estate..................                  -                -                (81)              -                -
Extraordinary gain.......                  -                806              -               4,765              -
                                   -----------     ------------     ------------     -------------    -------------
Net income (loss)........          $      (287)    $        875     $       (551)    $      (4,288)   $      (9,089)
                                   ===========     ============     ============     =============    =============

PER SHARE DATA
Income (loss) before
 extraordinary gain......          $      (.36)    $        .09     $       (.64)    $       (9.97)   $       (9.79)
Extraordinary gain.......                  -               1.00              -                5.25              -
                                   -----------     ------------     ------------     -------------    -------------
Net income (loss)........          $      (.36)    $       1.09     $       (.64)    $       (4.72)   $       (9.79)
                                   ===========     ============     ============     =============    =============

Distributions per share..          $       .60     $        .50     $        -       $        1.44    $         .88

Weighted average
 shares outstanding......              791,444          804,716          864,321           907,665          928,606




                                                                      December 31,
                                     -------------------------------------------------------------------------------
                                        1994           1993              1992              1991              1990
                                     ----------      ----------       ----------        ----------        ----------
                                                        (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable............            $     1,974     $      2,983     $      2,922     $       2,583    $      28,850
Foreclosed real estate
 held for sale.........                 15,878           15,121           15,387            16,946            9,428
Real estate held for
 sale..................                 25,157           25,710           26,259            26,833           24,903
Total assets...........                 49,035           50,127           51,275            52,401           75,631
Notes and interest
 payable...............                 20,717           21,354           22,447            22,651           40,798
Redeemable shares of
 beneficial interest...                    -                -                -               6,062            6,062
Shareholders' equity...                 25,572           26,334           26,380            20,904           25,574

Book value per share...            $     32.31     $      33.27     $      30.52     $       30.14    $       34.00


Shares and per share data have been restated to give effect to the one-for-four reverse share split effected September 9, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Income Opportunity Realty Trust (the "Trust") was formed to invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans, and in equity interests in real estate through acquisitions, leases and partnerships. The Trust was organized on December 14, 1984 and commenced operations on April 10, 1985.

Under its Declaration of Trust, the Trust is a self-liquidating trust and is scheduled, unless and until the Trust's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. The Trust's Declaration of Trust also requires the distribution to the Trust's shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received by the Trust, and (ii) the net cash proceeds from the satisfaction of mortgage notes receivable received after October 24, 1996. However, the Trust's Board of Trustees has discretionary authority to hold any investment past October 24, 1996, should circumstances so dictate.

The Trust's management does not believe that the Trust's status as a liquidating Trust has impaired the carrying value of the Trust's assets because liquidation is expected to be carried out in an orderly fashion.

Liquidity and Capital Resources


Cash and cash equivalents at December 31, 1994 aggregated $232,000 compared with $582,000 at December 31, 1993. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, collection of mortgage notes receivable and partnership distributions. The Trust anticipates that it will have sufficient cash in 1995 to meet its various cash requirements including the payment of distributions, debt service obligations and property renovation and/or improvement costs. Unless the Trust's Trustees make the determination to sell properties during the remainder of 1995, or in early 1996, then it is anticipated one or more of the Trust's properties would have to be refinanced in late 1995 or early 1996 for the Trust's continued payment of dividends, property maintenance and required operating cash reserves.


In 1994, the Trust received $254,000 in distributions from the Tri-City Limited Partnership ("Tri-City"). The Trust owns a 36.3% general partner interest and Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% combined general and limited partner interest in Tri-City. In 1994, the Trust also received $154,000 in distributions from and made $145,000 in contributions to Nakash Income Associates ("NIA"). The Trust owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA.

The Trust's distribution policy had provided for an annual determination of distributions after the Trust's year end until such time as property operations stabilized at a level producing cash flow from property operations in excess of anticipated needs. In January 1993, the Trust's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Board of Trustees approved the resumption of quarterly distributions. In 1994 and 1993, the Trust paid distributions to shareholders totaling $475,000 ($.60 per share) and $406,000 ($.50 per share), respectively. The Trust paid no distributions to shareholders in 1992.

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


Rental income for the year ended December 31, 1994 was $6.6 million, as compared to $6.8 million in 1993. Of this decrease, $137,000 is due to reduced common area maintenance recovery at the Saratoga Office Center due to a decrease in occupancy from an average of 87% in 1993 to an average of 84% in 1994.



Property operations expense for the year ended December 31, 1994 was $3.4 million, comparable to the $3.4 million for 1993. Increases of $192,000 attributable to increased personnel, cleaning and replacement expenses at two of the Trust's apartment complexes, were offset by a decrease of $133,000 at the Trust's office buildings due to decreases in real estate taxes, cleaning and leasing expenses.



Rental income and property operations are expected to increase in 1995 due to anticipated increases in rental and occupancy rates and from obtaining the Cedars Apartments, the collateral securing a note receivable. The property was recorded as an insubstance foreclosure as of December 31, 1994 with title to the property being received on March 2, 1995.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Depreciation expense was $967,000 in 1994 compared to $949,000 in 1993. The increase is attributable to an increase in tenant improvements at one of the Trust's commercial properties.

The advisory fee was $367,000 in 1994 as compared to $447,000 in 1993. The decrease is due to the Trust having paid a net income incentive fee in 1993, while no such fee was paid in 1994.

General and administrative expenses were $555,000 in 1994 as compared to $700,000 in 1993. The decrease is due to a decrease in legal fees associated with the Olive litigation which was settled in 1994. See NOTE 15. "COMMITMENTS AND CONTINGENCIES."

In 1993, the Trust recognized an extraordinary gain of $806,000 on the early payoff of the mortgage secured by the Porticos Apartments. The Trust reported no such gain in 1994. See NOTE 6. "NOTES AND INTEREST PAYABLE."

1993 COMPARED TO 1992. For the year 1993, the Trust had net income of $875,000, as compared with a net loss of $551,000 in 1992. The primary factor contributing to the Trust's 1993 net income was an extraordinary gain of $806,000 recognized on the early payoff of mortgage debt. This and the other factors contributing to the Trust's 1993 net income are discussed in the following paragraphs.


Rental income for the year ended December 31, 1993 was $6.8 million, as compared to $6.3 million in 1992. The increase is primarily attributable to an increase of $525,000 due to obtaining the Saratoga Office Center through foreclosure, which was completed in April 1992.



Property operations expense for the year ended December 31, 1993 was $3.4 million, as compared to $3.3 million in 1992. The increase is primarily attributable to an increase of $135,000 due to obtaining the Saratoga Office Center through foreclosure, which was completed in April 1992.


Equity in income of partnerships was $203,000 for 1993, as compared to $26,000 for 1992. The increase is primarily due to decreased administrative expenses in Tri-City in which the Trust has a 36.3% general partner interest.

Interest income of $308,000 for 1993 approximated the $296,000 in 1992.  See
NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Interest expense for 1993 was $1.8 million, which approximated the $1.9 million in 1992.

Depreciation expense for 1993 was $949,000 compared with $910,000 in 1992. The increase is attributable to depreciation of improvements made on the Trust's commercial properties.

The advisory fee for 1993 was $447,000 as compared to $327,000 in 1992. The increase is due to the Trust's 1993 net income which required the payment of a net income incentive fee to the Trust's advisor. See NOTE 9. "ADVISORY AGREEMENT."

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS




                                                                                         December 31,
                                                                            -----------------------------------
                                                                                1994                   1993
                                                                            -------------          ------------
                                                                                    (dollars in thousands)
                Assets
                ------

Notes and interest receivable,
 performing.........................................                         $        1,974       $        1,962
Nonperforming, nonaccruing..........................                                    -                  1,021
                                                                             --------------       --------------
                                                                                      1,974                2,983

Foreclosed real estate held for sale, net of
 accumulated depreciation ($1,128 in 1994 and $738
 in 1993)...........................................                                 15,999               15,242

Real estate held for sale, net of accumulated
 depreciation ($3,927 in 1994 and $3,350 in 1993)...                                 25,157               25,710

Less - allowance for estimated losses...............                                   (121)                (121)
                                                                             --------------       --------------
                                                                                     43,009               43,814

Investment in partnerships..........................                                  3,980                4,157
Cash and cash equivalents...........................                                    232                  582
Other assets (including $44 in 1994 and $58 in
 1993 due from affiliates)..........................                                  1,814                1,574
                                                                             --------------       --------------
                                                                             $       49,035       $       50,127
                                                                             ==============       ==============


       Liabilities and Shareholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable..........................                         $       20,717       $       21,354
Other liabilities (including $407 in 1994 and $242
 in 1993 due to affiliates).........................                                  2,746                2,439
                                                                             --------------       --------------
                                                                                     23,463               23,793

Commitments and contingencies


Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding 791,444 shares in 1994 and 1993........                                  3,347                3,347
Paid-in capital.....................................                                 62,093               62,093
Accumulated distributions in excess of accumulated
 earnings...........................................                                (39,868)             (39,106)
                                                                             --------------       --------------
                                                                                     25,572               26,334
                                                                             --------------       --------------
                                                                             $       49,035       $       50,127
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                   For the Years Ended December 31,
                                                     ----------------------------------------------------------
                                                         1994                   1993                 1992
                                                     -------------          -------------         -------------
                                                            (dollars in thousands, except per share)
Income
 Rentals..............................               $         6,558       $         6,805        $        6,297
 Interest (including $11 in 1992
    from affiliates)..................                           294                   308                   296
                                                     ---------------       ---------------        --------------

                                                               6,852                 7,113                 6,593

Expenses
 Property operations (including $146
    in 1994, $133 in 1993 and $64 in
    1992 to affiliates)...............                         3,425                 3,382                 3,284
 Equity in income of partnerships.....                           (86)                 (203)                  (26)
 Interest.............................                         1,911                 1,769                 1,900
 Depreciation.........................                           967                   949                   910
 Advisory fee to affiliate............                           367                   447                   327
 General and administrative
    (including $158 in 1994, $160 in
    1993 and $145 in 1992 to
    affiliate)........................                           555                   700                   668
                                                     ---------------       ---------------        --------------
                                                               7,139                 7,044                 7,063
                                                     ---------------       ---------------        --------------

Income (loss) before (loss) on sale of
 real estate and extraordinary gain...                          (287)                   69                  (470)
(Loss) on sale of real estate.........                           -                     -                     (81)
Extraordinary gain....................                           -                     806                   -
                                                     ---------------       ---------------        --------------
Net income (loss).....................               $          (287)      $           875        $         (551)
                                                     ===============       ===============        ==============



Earnings per share
Income (loss) before  extraordinary
 gain.................................               $          (.36)      $           .09        $         (.64)

Extraordinary gain....................                           -                    1.00                   -
                                                     ---------------       ---------------        --------------
Net income (loss).....................               $          (.36)      $          1.09        $         (.64)
                                                     ===============       ===============        ==============


Weighted average shares of
 beneficial interest used in
 computing earnings per share.........                       791,444               804,716               864,321
                                                     ===============       ===============        ==============




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

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method :


                                                           1994                   1993
                                                       -------------         -------------
Notes receivable............................          $        4,099        $        4,099
Real estate, net of accumulated
 depreciation ($2,586 in 1994 and $1,982
 in 1993)...................................                  10,757                11,132
Other assets................................                   1,016                   307
Notes payable...............................                  (2,634)               (2,699)
Other liabilities...........................                    (520)                 (423)
                                                      --------------        --------------
Partners' capital...........................          $       12,718        $       12,416
                                                      ==============        ==============


                                                            1994                 1993                  1992
                                                       --------------       --------------        -------------
Rental income................                         $        2,380        $        2,409        $        2,369
Interest income..............                                    349                   397                   988
Interest expense.............                                   (283)                 (317)                 (904)
Property operations..........                                 (1,656)               (1,528)               (1,666)
Depreciation expense.........                                   (605)                 (583)                 (516)
Provision for losses.........                                    -                     -                    (263)
                                                      --------------        --------------        --------------
Net income...................                         $          185        $          378        $            8
                                                      ==============        ==============        ==============


                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)


The Trust's equity share of the above net income for 1994, 1993 and 1992 was $102,000, $219,000 and $42,000, respectively, before amortization of property acquisition costs discussed below.



The Trust's share of the above partnership's capital was $3.6 million in 1994 and $3.8 million in 1993.



The excess of the Trust's investment over its respective share of the equity in the underlying net assets of the partnerships relates principally to the remaining unamortized property acquisition costs of $373,000 in 1994 and $389,000 in 1993. These amounts are being amortized over the remaining estimated useful lives of the properties.


NOTE 6.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                          1994                                 1993
                                            --------------------------------      -------------------------------
                                              Estimated                              Estimated
                                                Fair                Book                Fair             Book
                                                Value              Value               Value             Value
                                            ------------         -----------       -------------      -----------
Notes payable...................           $      19,408        $     20,580      $       21,746     $     21,214
                                           =============
Interest payable................                                         137                                  140
                                                                ------------                         ------------
                                                                $     20,717                         $     21,354
                                                                ============                         ============


Scheduled notes payable principal payments are due as follows:

          1995....................................       $  511
          1996....................................          339
          1997....................................          370
          1998....................................        5,865
          1999....................................          316
          Thereafter..............................       13,179
                                                        -------
                                                        $20,580
                                                        =======

Mortgage notes payable at December 31, 1994, bear interest at rates ranging from 7.75% to 10.0% and mature between 1995 and 2025. These notes are collateralized by deeds of trust on real estate with a net carrying value of $25.2 million.

In November 1993, the Trust refinanced the Porticos Apartments, an apartment complex in Milwaukee, Wisconsin for $10.0 million. The Trust used cash of $10.1 million with the lender accepting a second lien mortgage of $500,000, to pay the existing mortgage of $11.5 million. In accordance with the terms of the extinguished first mortgage, the Trust received a discount of $806,000 and recognized an extraordinary gain of a like amount. The second lien mortgage bears interest at 8.5% per annum, requires monthly principal payments of $25,000 plus interest and matures August 1, 1995. As a condition of accepting the second lien mortgage, the lender required that the Trust's advisor pledge to it 166,667 shares of American Realty Trust, Inc. ("ART") common stock owned by the advisor as additional collateral for the second lien mortgage. As of March 3, 1995, ART owned approximately 22% of the Trust's outstanding shares of beneficial interest.

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

For purposes of the Modification requirements, the term "related party transaction" means and includes "(i) any transaction between or among the Trust or CMET, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year."

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


Other Litigation. The Trust is also involved in various other lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits will have no material impact on the Trust's financial condition, results of operations or liquidity.