Form 10-Q/A
period 1995-03-31
INCOME OPPORTUNITY REALTY TRUST
filed 1995-12-20
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                FORM 10-Q/A-2



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

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,           December 31,
                                                                                   1995                 1994
                                                                                -----------          -----------
                       Assets                                                         (dollars in thousands)
                       ------
Notes and interest receivable
 Performing........................................                          $        1,977       $        1,974


Foreclosed real estate held for sale, net of
 accumulated depreciation ($1,240 in 1995 and
 $1,128 in 1994)...................................                                  15,908               15,999

Real estate held for sale, net of accumulated
 depreciation ($4,072 in 1995 and $3,927 in 1994)..                                  25,013               25,157

Less - allowance for estimated losses..............                                    (121)                (121)
                                                                             --------------       --------------
                                                                                     42,777               43,009

Investment in partnerships.........................                                   4,064                3,980
Cash and cash equivalents..........................                                     139                  232
Other assets (including $265 in 1995 and $44 in
 1994 due from affiliates).........................                                   1,534                1,814
                                                                             --------------       --------------
                                                                             $       48,514       $       49,035
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

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                              --------------------------------
                                                                                 1995                  1994
                                                                              -----------           ----------
                                                                                     (dollars in thousands,
                                                                                       except per share)
INCOME
 Rents......................................                                 $        1,750       $        1,530
 Interest...................................                                             62                   72
                                                                             --------------       --------------

                                                                                      1,812                1,602



EXPENSES
 Property operations........................                                            935                  832
 Equity in (income) of partnerships...........                                          (85)                 (51)
 Interest...................................                                            470                  483
 Depreciation...............................                                            257                  238
 Advisory fee to affiliate..................                                             92                   98
 General and administrative.................                                            135                  141
                                                                             --------------       --------------
                                                                                      1,804                1,741
                                                                             --------------       --------------

Net income (loss)...........................                                 $            8       $         (139)
                                                                             ==============       ==============




Earnings Per Share
 Net income (loss)..........................                                 $         .02        $        (.18)
                                                                             =============        =============




Shares of beneficial interest used in
 computing earnings per share...............                                        791,444              791,444
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


NOTE 4.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS



The Trust's investments in equity method partnerships consisted of the following:



                                                    1995          1994
                                                  --------      --------

Tri-City Limited Partnership ("Tri-City")......   $  2,911      $  3,075
Nakash Income Associates ("NIA")...............      1,153         1,128
                                                  --------      --------
                                                  $  4,064      $  4,203
                                                  ========      ========




Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:



                                                  March 31,     March 31,
                                                    1995          1994
                                                  ---------     ---------
Notes receivable...............................   $  4,099      $  4,099
Real estate, net of accumulated
 depreciation ($2,942 in 1995 and $2,299
 in 1994)......................................     10,606        11,001
Other assets...................................        223           589
Notes payable..................................     (2,555)       (2,684)
Other liabilities..............................       (170)         (465)
                                                  --------      --------
Partners' capital...............................  $ 12,203      $ 12,541
                                                  ========      ========




                                                  March 31,     March 31,
                                                    1995          1994
                                                  ---------     ---------
Rental income..................................   $    632      $    588
Interest income................................        146            87
Interest expense...............................        (67)          (71)
Property operations............................       (365)         (343)
Depreciation expense...........................       (172)         (164)
                                                  --------      --------
Net income.....................................   $    175      $     96
                                                  ========      ========




The Trust's equity share of the above net income for 1995 and 1994 was $89,000 and $55,000, respectively, before amortization of property acquisition cost discussed below.



The Trust's share of the above partnership's capital was $3.7 million in 1995 and $3.8 million in 1994.



The excess of the Trust's investment over its representative share of the equity in the underlying net assets of the partnerships relates principally to the underlying unamortized property acquisition costs of $369,000 in 1995 and $385,000 in 1994. These amounts are being amortized over the remaining useful lives of the properties.



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

Liquidity and Capital Resources


Cash and cash equivalents at March 31, 1995 aggregated $139,000, compared with $232,000 at December 31, 1994. The Trust's principal sources of cash have been and will continue to be property operations and collection of interest on its mortgage note receivable and distributions from partnerships. The Trust anticipates that it will have sufficient cash to meet its various cash requirements during the remainder of 1995, including the payment of distributions, debt service obligations and property maintenance and improvements. Unless the Trust's Trustees make the determination to sell properties during the remainder of 1995 or in early 1996, then it is anticipated one or more of the Trust's properties would have to be refinanced in late 1995 or early 1996 for the Trust's continued payment of dividends, property maintenance and required operating cash reserves.


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


Rents for the first three months of 1995 were $1.8 million as compared to $1.5 million in the corresponding period in 1994. The increase is primarily attributable to an increase in occupancy at Saratoga Office Center from an average of 81% in 1994 to an average of 95% in 1995.



Property operations expense for the first three months of 1995 was $935,000 as compared to $832,000 in the corresponding period in 1994. The increase is comprised of $56,000 increase in real estate tax expense, $25,000 increase in administrative expense, and $19,000 increase in insurance expense.





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