Form 10-Q/A
period 1995-06-30
INCOME OPPORTUNITY REALTY TRUST
filed 1995-12-20
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q/A-2




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

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS




                                                                           June 30,             December 31,
                                                                            1995                    1994
                                                                         -----------            -------------
                                                          Assets               (dollars in thousands)
Notes and interest receivable
  Performing  . . . . . . . . . . . . . . . . . . . . .                  $    1,980               $   1,974

Foreclosed real estate held for sale, net of
  accumulated depreciation ($1,360 in 1995 and
  $1,128 in 1994 ). . . . . . . . . . . . . . . . . . .                      15,888                  15,999

Real estate held for sale, net of accumulated
  depreciation ($4,216 in 1995 and $3,927 in 1994)  . .                      24,668                  25,157

Less - allowance for estimated losses . . . . . . . . .                        (121)                   (121)
                                                                         ----------               ---------
                                                                             42,615                  43,009

Investment in partnerships  . . . . . . . . . . . . . .                       3,300                   3,980
Cash and cash equivalents . . . . . . . . . . . . . . .                         447                     232
Other assets (including $215 in 1995 and $44 in
  1994 from affiliates)   . . . . . . . . . . . . . . .                       1,498                   1,814
                                                                         ----------               ---------
                                                                         $   47,860               $  49,035
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

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   For the Three Months                For the Six Months
                                                      Ended June 30,                     Ended June 30,
                                                 -------------------------        -------------------------
                                                   1995            1994             1995            1994
                                                 ---------       ---------        ---------       ---------
                                                            (dollars in thousands, except per share)
INCOME
 Rents  . . . . . . . . . . . . . . .            $ 1,950         $ 1,722           $ 3,700          $ 3,252
 Interest . . . . . . . . . . . . . .                 51              69               113              141
                                                --------        --------          --------         --------
                                                   2,001           1,791             3,813            3,393
EXPENSES
 Property operations  . . . . . . . .              1,068             691             2,003            1,523
 Equity in (income) loss of
  partnerships  . . . . . . . . . . .                729              22               644              (29)
 Interest   . . . . . . . . . . . . .                466             479               936              962
 Depreciation . . . . . . . . . . . .                264             240               521              478
 Advisory fee to affiliate  . . . . .                 91              84               183              182
 General and administrative . . . . .                263             138               398              279
                                                --------        --------          --------         --------
                                                   2,881           1,654             4,685            3,395
                                                --------        --------          --------         --------

Net income (loss) . . . . . . . . . .           $   (880)       $    137          $   (872)        $     (2)
                                                ========        ========          ========         ========
Earnings Per Share
 Net income (loss)  . . . . . . . . .           $  (1.11)       $    .17          $  (1.10)        $      -
                                                ========        ========          ========         ========
Shares of beneficial interest
 used in computing earnings
 per share  . . . . . . . . . . . . .            791,444         791,444           791,444          791,444
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

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS


The Trust's investments in equity method partnerships consisted of the following:



Caption>
                                                      1995           1994
                                                    -------        -------
Tri-City Limited Partnership ("TriCity")            $ 2,958        $ 3,075
Nakash Income Associates ("NIA")                        342          1,128
                                                    -------        -------
                                                    $ 3,300        $ 4,203
                                                    =======        =======


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


Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:



                                                  June 30,      June 30,
                                                    1995          1994
                                                  ---------     ---------
Notes receivable...............................   $  2,597      $  4,099
Real estate, net of accumulated
 depreciation ($3,093 in 1995 and $2,465
 in 1994)......................................     10,489        10,888
Other assets...................................        426           502
Notes payable..................................     (2,534)       (2,667)
Other liabilities..............................       (234)         (284)
                                                  --------      --------
Partners' capital..............................   $ 10,744      $ 12,537
                                                  ========      ========




                                                  June 30,      June 30,
                                                    1995          1994
                                                  ---------     ---------
Rental income..................................   $  1,253      $  1,154
Interest income................................        229           174
Interest expense...............................       (130)         (142)
Property operations............................       (771)         (785)
Depreciation expense...........................       (305)         (331)
Provision for losses...........................     (1,502)           --
                                                  --------      --------
Net income (loss)..............................   $ (1,225)     $     70
                                                  ========      ========




The Trust's equity share of the above net income for 1995 was $454,000 and of the above net income was $37,000 for 1994 before amortization of property acquisition cost discussed below.



The Trust's share of the above partnership's capital was $3.1 million in 1995 and $3.8 million in 1994.



The excess of the Trust's investment over its representative share of the equity in the underlying net assets of the partnerships relates principally to the underlying unamortized property acquisition costs of $182,000 in 1995 and $381,000 in 1994. These amounts are being amortized over the remaining useful lives of the properties.

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


                          --------------------------

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


Rents for the three and six months ending June 30, 1995 were $2.0 million and $3.7 million as compared to $1.7 million and $3.3 million in the corresponding periods in 1994. For the three months and six months, $149,000 and $187,000, respectively, of the increase is attributable to the Trust having obtained the Spanish Trace Apartments through foreclosure, which was completed in March 1995. For the six months, an additional $197,000 is due to an increase in occupancy at Saratoga Office Center from an average of 82% in 1994 to an average of 95% in 1995.



Property operations expense for the three and six months ending June 30, 1995 was $1.1 million and $2.0 million as compared to $691,000 and $1.5 million in the corresponding periods in 1994. The increase for the three

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)




and six months is primarily due to an increase of $200,000 and $253,000, respectively, due to obtaining the Spanish Trace Apartments through foreclosure. The remainder of the increase for the three and six months is comprised of $108,000 and $93,000 increase in real estate tax expense, $20,000 and $37,000 increase in insurance expense, $30,000 and $46,000 increase in replacements expense and, for the six months, $26,000 increase in administrative expense.


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