Form 10-Q/A
period 1995-09-30
INCOME OPPORTUNITY REALTY TRUST
filed 1995-12-20
CIK 760730

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

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                              September 30,        December 31,
                                                                                  1995                 1994
                                                                             --------------       --------------
                       Assets                                                         (dollars in thousands)
                       ------
Notes and interest receivable
 Performing........................................                          $        1,983       $        1,974

Foreclosed real estate held for sale, net of
 accumulated depreciation ($1,481 in 1995
 and $1,128 in 1994)...............................                                  15,777               15,999

Real estate held for sale, net of accumulated
 depreciation ($4,358 in 1995 and $3,927 in 1994)..                                  24,748               25,157

Less - allowance for estimated losses..............                                    (121)                (121)
                                                                             --------------       --------------
                                                                                     42,387               43,009

Investment in partnerships.........................                                   2,632                3,980
Cash and cash equivalents..........................                                     297                  232
Other assets (including $40 in 1995 and $44 in
 1994 from affiliates).............................                                   1,622                1,814
                                                                             --------------       --------------
                                                                             $       46,938       $       49,035
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

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Three Months                       For the Nine Months
                                                 Ended September 30,                       Ended September 30,
                                          ---------------------------------         -------------------------------

                                               1995                 1994                 1995              1994
                                          --------------        ------------        -------------     -------------
                                                             (dollars in thousands, except per share)
INCOME
 Rents........................            $        1,992        $      1,677        $       5,692     $       4,929
 Interest.....................                        57                  71                  170               212
                                             -----------         -----------          -----------       -----------
                                                   2,049               1,748                5,862             5,141


EXPENSES
 Property operations..........                     1,152                 887                3,155             2,410
 Equity in (income) loss of
   partnerships...............                        54                 (25)                 698               (54)
 Interest.....................                       463                 476                1,399             1,438
 Depreciation.................                       263                 242                  784               720
 Advisory fee to affiliate....                        88                  75                  271               257
 General and administrative...                       168                 163                  566               442
                                             -----------         -----------          -----------       -----------
                                                   2,188               1,818                6,873             5,213
                                             -----------         -----------          -----------       -----------


Net (loss)....................            $         (139)       $        (70)       $      (1,011)    $         (72)
                                            ============        ============         ============       ===========


Earnings Per Share

 Net (loss)...................            $        (.18)        $       (.09)       $       (1.28)      $      ( .09)
                                          =============        =============        =============       ============


Shares of beneficial
 interest used in computing
 earnings per share...........                   791,444             791,444              791,444           791,444
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

NOTE 4.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS


The Trust's investments in equity method partnerships consisted of the following:

                                                    1995               1994
                                                   ------            ------
Tri-City Limited Partnership ("Tri-City).........  $2,370            $3,077
Nakash Income Associates ("NIA").................     262             1,144
                                                   ------            ------
                                                   $2,682            $4,221
                                                   ======            ======



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


Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:

                                                               September 30,      September 30,
                                                                   1995               1994
                                                               -------------      -------------
Notes receivable . . . . . . . . . . . . . . . . . . . . . .    $     2,597        $     4,099
Real estate, net of accumulated depreciation
    ($2,586 in 1995 and $1,982 in 1994). . . . . . . . . . .         10,421             10,728
Other assets . . . . . . . . . . . . . . . . . . . . . . . .            392              2,847
Notes payable  . . . . . . . . . . . . . . . . . . . . . . .         (4,142)            (2,650)
Other liabilities  . . . . . . . . . . . . . . . . . . . . .           (339)              (316)
                                                                -----------        -----------
Partners' capital  . . . . . . . . . . . . . . . . . . . . .    $     8,929        $    14,708
                                                                ===========        ===========

                                                               September 30,      September 30,
                                                                   1995               1994
                                                               -------------      -------------
Rental income  . . . . . . . . . . . . . . . . . . . . . . .    $     1,887        $     1,751
Interest income  . . . . . . . . . . . . . . . . . . . . . .            310                262
Interest expense . . . . . . . . . . . . . . . . . . . . . .           (221)              (213)
Property operations  . . . . . . . . . . . . . . . . . . . .         (1,218)            (1,223)
Depreciation expense . . . . . . . . . . . . . . . . . . . .           (422)              (456)
Provision for losses . . . . . . . . . . . . . . . . . . . .         (1,714)                --
                                                                -----------        -----------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . .    $    (1,378)       $       121
                                                                ===========        ===========

The Trust's equity share of the above net loss for 1995 was $506,000 and of net income for 1994 was $66,000, before amortization of property acquisitions cost discussed below.

The Trust's share of the above partnership's capital was $2.4 million in 1995 and $3.8 million in 1994.

The excess of the Trust's investment over its representative share of the equity in the underlying net assets of the partnerships relates principally to the underlying unamortized property acquisition costs of $181,000 in 1995 and $377,000 in 1994. These amounts are being amortized over the remaining useful lives of the properties.


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


Rents for the nine months of 1995 were $5.7 million as compared to $4.9 million in the corresponding period in 1994. $360,000 of the increase is attributable to the Trust having obtained the Spanish Trace Apartments through foreclosure, which was completed in March 1995, and an additional $261,000 due to an increase in occupancy at Saratoga Office Center from an average of 84% in 1994 to an average of 95% in 1995.



Property operations expense for the nine months of 1995 was $3.2 million as compared to $2.4 million in the corresponding period in 1994. The increase is primarily due to an increase of $458,000 due to obtaining the Spanish Trace Apartments through foreclosure. The remainder of the increase is comprised of $108,000 increase in real estate tax expense, a $46,000 increase in insurance expense and a $41,000 increase in replacements expense.


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