Form 10-K405
period 1995-12-31
INCOME OPPORTUNITY REALTY TRUST
filed 1996-03-13
CIK 760730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                      which registered
------------------------------                          ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1996, the Registrant had 767,044 shares of beneficial interest outstanding. Of the total shares outstanding 383,818 were held by other than those who may be deemed to be affiliates, for an aggregate value of $7,532,428 based on the last trade as reported on the American Stock Exchange on March 1, 1996. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K



                                    PART I                                Page
                                                                          ----

Item 1.     Business.............................................          3

Item 2.     Properties...........................................          7

Item 3.     Legal Proceedings....................................         13

Item 4.     Submission of Matters to a Vote of Security
               Holders...........................................         15

                                   PART II

Item 5.     Market for the Registrant's Shares of Beneficial
               Interest and Related Shareholder Matters..........         15

Item 6.     Selected Financial Data..............................         18

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............         19

Item 8.     Financial Statements and Supplementary Data..........         25

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............         70

                                   PART III

Item 10.    Trustees, Executive Officers and Advisor of the
               Registrant........................................         70

Item 11.    Executive Compensation...............................         79

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management........................................         81


Item 13.    Certain Relationships and Related Transactions.......         82

                                   PART IV

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K.................         85

Signature Page...................................................         88

                                     PART I


ITEM 1.   BUSINESS

Income Opportunity Realty Trust (the "Trust" or "Registrant") is a California business trust organized pursuant to a declaration of trust dated December 14, 1984, and amended and restated as of May 27, 1987 (as amended through the date hereof, the "Declaration of Trust"). The Trust commenced operations on April 10, 1985. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for all periods since May 1, 1985.

The Trust is a self-liquidating trust and is scheduled, unless and until the Trust's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. The Trust's Board of Trustees has approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's shareholders will vote on this proposal at a special meeting of shareholders scheduled to be held March 15, 1996. The approval of such proposal will convert the Trust from a fixed life trust into a perpetual life corporation. Approval requires the vote of a majority of the Trust's shareholders entitled to vote. As of the February 7, 1996 record date for the special meeting, the Trust's advisor and its affiliates held shares representing 48% of the shares then outstanding. Such parties intend to vote their shares for the proposal in accordance with the recommendation of the Trust's Board of Trustees. Accordingly, the Trust's management anticipates that the proposal will be approved and the Trust will be converted into a perpetual life corporation following the special meeting.

The Trust's real estate at December 31, 1995, consisted of seven properties, one of which is a foreclosed property held for sale, and an interest in a partnership which owns five properties. Since commencing operations on April 10, 1985 through December 31, 1995, the Trust has funded twelve mortgage loans, only one of which remained outstanding at December 31, 1995. No mortgage loans were funded during 1995. In addition, the Trust has an interest in a partnership which holds two wraparound mortgage loans. The Trust's real estate and mortgage loan portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Business Plan

The Trust's primary business and only industry segment is investing in equity interests in real estate through direct acquisitions, partnerships and financing real estate and real estate related activities through investments in mortgage loans. Since October 24, 1991, the Trust, under the terms of its Declaration of Trust, has been prohibited from reinvesting the net cash proceeds from the sale or refinancing of any of its properties. The Trust's real estate is located in the Pacific, Southeast, Southwest and Midwest regions of the continental United States. Information regarding the real estate and mortgage note receivable portfolios of the Trust is set forth in ITEM

2. "PROPERTIES," and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Trust's business is not seasonal. The Trust has previously pursued and intends to pursue in the future, if the proposal to convert the Trust into a perpetual life corporation is approved, a balanced investment policy, seeking both current income and capital appreciation. Since October 1991, the Trust's plan of operation has been to continue to service the mortgage note receivable that it holds and to manage its real estate for income and long-term appreciation for the benefit of its shareholders. Under the Declaration of Trust, the Trust is prohibited from reinvesting the net cash proceeds from the sale or refinancing of any of its properties. The Trust's investment strategy in 1996, if the proposal to convert the Trust into a perpetual life corporation is approved, will be to finance its presently unencumbered commercial properties reinvesting the proceeds to acquire "Class A" apartment and commercial properties in keeping with the current class of properties in the Trust's real estate portfolio. The Trust does not expect, however, that it will seek to fund or acquire new mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Trust also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, the Trust's management believes that such expenditures are necessary to maintain or enhance the value of the Trust's properties.

Management of the Trust

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Trust's Board of Trustees. The duties of the Advisor currently include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note sales opportunities for the Trust. If the proposal to convert the Trust into a perpetual life corporation is approved, it is expected that in the future the Advisor will recommend new investments and financing and refinancing sources to the Trust. The Advisor also serves as a consultant in connection with the Trust's business plan, and if the proposal to convert the Trust into a perpetual life corporation is approved, future investment policy decisions made by the Trust's Board of Trustees.

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September

1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust. BCM is more fully described in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

BCM has been providing advisory services to the Trust since March 28, 1989. Renewal of BCM's advisory agreement with the Trust was approved by the Trust's shareholders at the Trust's annual meeting of shareholders held on March 7, 1995. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Transcontinental Realty Investors, Inc. ("TCI"). The Trustees of the Trust are also trustees of CMET and directors of TCI and the officers of the Trust are also officers of CMET and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Trust, also serves as President of CMET, TCI, BCM and as the President and a director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP. The officers of the Trust are also officers of ART. As of March 1, 1996, ART and TCI each owned approximately 27% and 22% of the Trust's outstanding shares of beneficial interest and BCM owned approximately 42% of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of one of the Trust's office buildings and the commercial properties owned by a real estate partnership in which the Trust and TCI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in
ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

The Trust has no employees. Employees of the Advisor render services to the Trust.

Competition

The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Trust. The Trust's management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Trust's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Trust's properties are also competitive factors.

To the extent that the Trust seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Trust's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" - Related Party Transactions," the officers and Trustees of the Trust also serve as officers, directors or trustees of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Trust's. The Trust's Trustees, officers and Advisor owe fiduciary duties to such other entities as well as to the Trust under applicable law.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Trust also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Trust's and that may compete with the Trust in selling, leasing and financing real estate and, if the proposal to convert the Trust into a perpetual life corporation is approved, in acquiring real estate related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Trust that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic

Certain Factors Associated with Real Estate and Related Investments
(Continued)

conditions, changes in interest rates and the availability of permanent mortgage financing which may render the sale or refinancing of a property difficult or unattractive and which may make debt service more burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God, and other factors beyond the control of the Trust's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographical region and property type of the Trust's real estate portfolio.

ITEM 2.   PROPERTIES

The Trust's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Trust's management, the Trust's offices are suitable and adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage note receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment, investments in partnerships and a foreclosed property held for sale. The Trust holds a fee simple title to all of the properties in its real estate portfolio. The foreclosed property held for sale was obtained through foreclosure of the collateral securing a mortgage note receivable. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's real estate and further summary information with respect to the Trust's properties held for investment, a foreclosed property held for sale and investments in partnerships.

The Trust's real estate is geographically diverse. At December 31, 1995, the Trust held equity investments in apartments and office buildings in the Pacific, Southwest, Southeast and Midwest regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of the Trust's properties, however, are located in California and Texas. At December 31, 1995, the Trust held one wraparound mortgage note receivable, secured by a shopping center in Joliet, Illinois.

At December 31, 1995, three of the Trust's properties, Plumtree Apartments, Porticos Apartments and Saratoga Office Building each exceeded 10% of the Trust's total assets. At December 31, 1995, 80% of the Trust's assets consisted of real estate held for investment, 2% consisted of a foreclosed property held for sale, 4% consisted of a mortgage note and interest receivable and 5% consisted of investments in partnerships. The remaining 9% of the Trust's assets at December 31, 1995, were cash, cash equivalents and other assets. The percentage of the Trust's assets invested in any one category is subject to change and that no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS - Business Plan."





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

To continue to qualify for federal taxation as a REIT under the Internal Revenue Code of 1986, as amended, the Trust is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

The Trust has divided the continental United States into the following geographic regions.

    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Trust has no properties in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Trust has 1 commercial property in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Trust has 3 apartments in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Trust has 1 apartment in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Trust has no properties in this region.

    Pacific region comprised of the states of California, Oregon and Washington. The Trust has 1 apartment and 1 commercial property in this region.

Real Estate

At December 31, 1995, over eighty percent of the Trust's assets were invested in real estate, located throughout the continental United States, either on a leveraged or nonleveraged basis. The Trust's real estate portfolio consists of properties held for investment, investments in partnerships and a foreclosed property held for sale.

Types of Real Estate Investments. The Trust's real estate consists of apartments and commercial properties (office buildings) or similar properties having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition were considered. The Trust has acquired properties subject to, or assumed, existing debt and has mortgaged, pledged or otherwise obtained financing for its properties. Since October 1991, the Trust, pursuant to the terms of its Declaration of Trust, has been prohibited from reinvesting the net cash proceeds from the sale or refinancing of any of its properties and is required to distribute to its shareholders such net cash proceeds, in excess of amounts required for renovations and/or improvements to its properties. If the proposal to convert the Trust into a perpetual life corporation is approved, such prohibition on reinvesting the net proceeds of sales or refinancings will be eliminated. See ITEM 1. "BUSINESS."

At December 31, 1995, the Trust had no properties on which significant capital improvements were in process.

In the opinion of the Trust's management, the properties owned by the Trust are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate at December 31, 1995.

                                                                    Commercial
      Region                                   Apartments           Properties
     ---------                                 ----------           ----------
     Pacific......................                  16%                 79%
     Southwest....................                  50                  -
     Southeast....................                  -                   21
     Midwest......................                  34                  -
                                                  ----                ----
                                                   100%                100%

The foregoing table is based solely on the number of apartment units and commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate.

Properties Held for Investment. Set forth below is the Trust's owned real estate and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                        Rent Per
                                                                      Square Foot                    Occupancy
                                               Units/          --------------------------      -----------------------
    Property          Location             Square Footage       1995      1994      1993        1995    1994     1993
-----------------  --------------          ---------------     ------    ------    ------      ------  ------   ------
Apartments

Eastpoint          Mesquite, TX                126 units/
                                           113,138 sq. ft.     $.62       .60       .59          99%      99%       96%
Plumtree           Martinez, CA                116 units/
                                            97,734 sq. ft.      .92       .90       .90          99%      92%       92%
Porticos           Milwaukee, WI               256 units/
                                           269,036 sq. ft.      .86       .86       .84          94%      91%       94%
Treehouse          San Antonio, TX             106 units/
                                            88,957 sq. ft.      .75       .71       .67          94%      98%       93%

                                                                        Rent Per
                                                                      Square Foot                     Occupancy
                                               Units/          -------------------------        -----------------------
    Property          Location             Square Footage       1995     1994      1993          1995    1994     1993
-----------------  --------------          ---------------     ------   ------    ------        ------  ------   ------
Office Buildings

Saratoga           Saratoga, CA             89,825 sq. ft.    19.07     18.11     17.92         100%      92%       85%
Town Center        Boca Raton, FL           24,518 sq. ft.     7.77      7.65      7.01         100%     100%      100%

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In December 1995, the Trust refinanced the mortgage debt secured by the Treehouse Apartments in San Antonio, Texas in the amount of $2.9 million. The Trust received net cash of $939,000 after the payoff of $1.9 million in existing mortgage debt, and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.75% per annum, requires monthly payments of principal and interest of $21,905 and matures January 1, 2006. The Trust paid a mortgage brokerage and equity refinancing fee of $29,000 to BCM based on the $2.9 million refinancing.

Also in December 1995, the Trust refinanced the mortgage debt secured by the Eastpoint Apartments in Mesquite, Texas in the amount of $3.4 million. The Trust received net cash of $1.4 million after the payoff of $1.9 million in existing mortgage debt, and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.75% per annum, requires monthly payments of principal and interest of $24,358 and matures January 1, 2006. The Trust paid a mortgage brokerage and equity refinancing fee of $34,000 to BCM based on the $3.4 million refinancing.

Foreclosed Property Held for Sale. Set forth below is the Trust's foreclosed property held for sale and monthly rental rate and occupancy thereof at December 31, 1995:

                                                                        Rent Per
                                                                      Square Foot                 Occupancy
                                               Units/           -------------------------   -----------------------
    Property          Location             Square Footage        1995     1994      1993     1995    1994     1993
-----------------  --------------          ---------------      ------   ------    ------   ------  ------   ------
Apartment

Spanish Trace      Irving, TX                  136 units/
                                           137,682 Sq. Ft.      $.46     $   *     $   *     95%      *        *


-------------------

* Recorded as an insubstance foreclosure December 31, 1994.

In November 1993, the Trust placed the $1.1 million wraparound mortgage note, secured by the Spanish Trace Apartments in Irving, Texas, on nonperforming, nonaccrual status. The Trust recorded the property as an insubstance foreclosure as of December 31, 1994 and accepted a deed in lieu of foreclosure on March 2, 1995. The Trust did not incur a loss on foreclosure in excess of reserves previously established.

Partnership Properties. Set forth below are the properties owned by a partnership in which the Trust is an equity investee and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                       Rent Per
                                                                     Square Foot                       Occupancy
                                               Units/          -------------------------       -------------------------
    Property          Location             Square Footage       1995     1994      1993         1995     1994      1993
-----------------  --------------          ---------------     ------   ------    ------       ------   ------    ------
Apartments

Inwood Greens      Houston, TX                 126 units/
                                           105,960 sq. ft.     $.44      $.43      $.42          93%      91%       94%
Oaks of Inwood     Houston, TX                 198 units/
                                           167,872 sq. ft.      .43       .43       .41          91%      90%       87%
Office Building

MacArthur Mills    Carrollton, TX           53,472 sq. ft.     7.60      6.99      9.04          95%      88%       99%

Shopping Centers

Chelsea Square     Houston, TX              70,275 sq. ft.     9.51      8.67      8.38          77%      78%       69%
Summit at
 Bridgewood        Fort Worth, TX           48,696 sq. ft.     9.27      8.92      9.58          63%      62%       68%


The Trust owns a 36.3% general partner interest and TCI owns a 63.7% combined general and limited partner interest in Tri-City Limited Partnership which in turn owns the five properties listed above. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In July 1995, Tri-City obtained first mortgage financing of $1.4 million secured by the previously unencumbered MacArthur Mills Office Park. The mortgage bears interest at 9.32% per annum, requires monthly payments of principal and interest of $12,186 and matures August 1, 2005. The Trust received $486,000 of the net financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $14,000 to BCM, based on the $1.4 million financing. In 1995, the Trust made no advances to the partnership but did receive $218,000 in operating distributions from the partnership.

Mortgage Loans

Prior to 1991, a substantial portion of the Trust's assets had been invested in mortgage notes receivable secured by income-producing real estate. The Trust's mortgage notes have included first mortgage loans, wraparound mortgage loans and junior mortgage loans. The Trust expects that even if the proposal to convert the Trust into a perpetual life corporation is approved, that it will not seek to fund or acquire mortgage loans, other than those which it may originate in conjunction with providing purchase money financing of a property sale. See ITEM 1. "BUSINESS". BCM, in its capacity as a mortgage servicer, services the Trust's mortgage note.

During 1995, the Trust funded no new mortgage loans and made no additional advances on its existing mortgage loan.

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal

Mortgage Loans

amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan.

At December 31, 1995, the Trust's mortgage notes receivable portfolio consisted of one performing wraparound mortgage note, with an outstanding balance of $2.0 million, secured by a shopping center in Joliet, Illinois.

Partnership mortgage loans. The Trust owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"). NIA in turn owns two wraparound mortgage notes receivable, one of which is secured by the Green Hills Shopping Center ("Green Hills") in Onandaga, New York. The shopping center in turn is owned by Green Hills Associates ("GHA"). In July 1995, GHA informed NIA that it had determined that further investment in Green Hills was not justified, and further that it has offered to deed the property back to the first lienholder in lieu of foreclosure. As GHA has no other assets, the wraparound note receivable held by NIA will become uncollectible, and therefore, NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Trust's equity share of the loss was $600,000. The property has been placed in receivership and foreclosure is anticipated on or about March 29, 1996.

In September 1995, the Trust received notice from NIA that its other wraparound note receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Trust's equity share was $85,000.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Trust, together with CMET, National Income Realty Trust ("NIRT") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the Northern District of California, relating to the operation and management of each of such entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of April 1990 settlement. The Modification was preliminarily approved by the court July 1, 1994. Final court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Trust's advisor, Gene E. Phillips and William
S. Friedman, who served as President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, CMET, NIRT and TCI, of which the Trust's share is $150,000. As of March 1, 1996, the Trust had received payments totaling $119,000. The remaining $31,000 is to be paid in monthly installments through August 1, 1996.

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

Pursuant to the terms of the Modification, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

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

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management con-tracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the Trust's shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, CMET, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retains jurisdiction to enforce the Modification.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Trust's shareholders is scheduled to be held on March 15, 1996. At such meeting the Trust's shareholders will be presented with a proposal to convert the Trust, currently a California business trust with a finite life, into a Nevada corporation with a perpetual life.

                           _________________________


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The following table sets forth the high and low prices for the Trust's shares of beneficial interest as reported on the AMEX.

  QUARTER ENDED                                       HIGH         LOW
------------------                                  --------     -------
March 31, 1996
    (through March 1, 1996)............             $ 19 5/8     $ 19 5/8
March 31, 1995.........................               20 3/8       19
June 30, 1995..........................               20           19
September 30, 1995.....................               20 5/8       19
December 31, 1995......................               20           19

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

  QUARTER ENDED                                    HIGH          LOW
------------------                               --------      -------
March 31, 1994.........................          $ 20         $ 15 1/8
June 30, 1994..........................            20 7/8       18 1/4
September 30, 1994.....................            20 3/4       17 1/2
December 31, 1994......................            19 5/8       17 1/2

As of March 1, 1996 the closing price of the Trust's shares of beneficial interest on the AMEX was $19.63 per share.

As of March 1, 1996, the Trust's shares of beneficial interest were held by 2,177 holders of record.

In January 1993 the Trust's Board of Trustees approved the resumption of regular quarterly distributions. The Trust paid quarterly distributions in 1995 and 1994 as follows:

                                                                        Amount
                                                                         Per
 Date Declared            Record Date             Payable Date          Share
----------------       -----------------        -----------------       ------
March 3, 1995          March 15, 1995           March 31, 1995          $.15
May 22, 1995           June 15, 1995            June 30, 1995            .15
August 25, 1995        September 15, 1995       September 30, 1995       .15
November 30, 1995      December 15, 1995        December 31, 1995        .15

February 15, 1994      March 1, 1994            March 21, 1994          $.15
May 6, 1994            June 1, 1994             June 15, 1994            .15
August 24, 1994        September 15, 1994       September 30, 1994       .15
December 1, 1994       December 15, 1994        December 30, 1994        .15

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1995 and 1994 represented a return of capital.

On December 5, 1989, the Trust's Board of Trustees approved a share repurchase program. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 100,000 of its shares of beneficial interest pursuant to such program. Through March 1, 1996, the Trust has repurchased 92,352 shares pursuant to such program at a cost to the Trust of $1.6 million. The Trust repurchased none of its shares of beneficial interest 1995. In 1996, through March 1, 1996, the Trust has repurchased 24,400 of its shares of beneficial interest at a cost to the Trust of $484,000.

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

In August 1994, Mr. Phillips and his affiliates, primarily ART and TCI, owned approximately 39.8% of the Trust's outstanding shares of beneficial interest. This shareholder group desired to purchase additional shares of the Trust and requested that the Trust's Board of Trustees consider the elimination of the limitation on the percentage of shares which may be acquired by the shareholder group. The Board of Trustees reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the shareholder group, and had disposed of any shares of the Trust which he or his affiliates may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Board of Trustees also determined that there was no reason to object to the purchase of additional shares of the Trust by the shareholder group and on August 23, 1994, the Trust's Board of Trustees adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates may not acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership. At March 1, 1996, Mr. Phillips and his affiliates, primarily ART and TCI, owned approximately 50% of the Trust's outstanding shares of beneficial interest. The increase in ownership above 49% is the result of the Trust repurchasing its shares of beneficial interest in 1996.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.  SELECTED FINANCIAL DATA


                                                            For the Years Ended December 31,
                                   --------------------------------------------------------------------------------
                                      1995             1994             1993              1992            1991
                                   -----------     ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
EARNINGS DATA
Income.....................        $     7,919     $      6,852     $      7,113     $       6,593    $       6,750
Expense....................              8,825            7,139            7,044             7,063           15,803
                                   -----------     ------------     ------------     -------------    -------------
Income (loss) before
 (loss) on sale of
 real estate and
 extraordinary gain........               (906)            (287)              69              (470)          (9,053)
(Loss) on sale of real
 estate....................                -                -                -                 (81)             -
Extraordinary gain.........                -                -                806               -              4,765
                                   -----------     ------------     ------------     -------------    -------------
Net income (loss)..........        $      (906)    $       (287)    $        875     $        (551)   $      (4,288)
                                   ===========     ============     ============     =============    =============

PER SHARE DATA
Income (loss) before
 extraordinary gain........        $     (1.14)    $       (.36)    $        .09     $        (.64)   $       (9.97)
Extraordinary gain.........               -                 -               1.00               -               5.25
                                   -----------     ------------     ------------     -------------    -------------

Net income (loss)..........        $     (1.14)    $       (.36)    $       1.09     $        (.64)   $       (4.72)
                                   ===========     ============     ============     =============    =============


Distributions per share....        $       .60     $        .60     $        .50     $         -      $        1.44

Weighted average
 shares outstanding........            791,444          791,444          804,716           864,321          907,665


                                                                     December 31,
                                   --------------------------------------------------------------------------------
                                      1995             1994             1993              1992            1991
                                   -----------     ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable................        $     1,986     $      1,974     $      2,983     $       2,922    $       2,583
Real estate held for sale
 Foreclosed................                845           15,878           15,121            15,387           16,946
 Other.....................                -             25,157           25,710            26,259           26,833
Real estate held for
 investment................             39,480              -                -                 -                -
Total assets...............             49,169           49,035           50,127            51,275           52,401
Notes and interest
 payable...................             22,682           20,717           21,354            22,447           22,651
Redeemable shares of
 beneficial interest.......                -                -                -                 -              6,062
Shareholders' equity.......             24,191           25,572           26,334            26,380           20,904

Book value per share.......        $     30.57     $      32.31     $      33.27     $       30.52    $       30.14

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

Under its Declaration of Trust, the Trust is a self-liquidating trust and is scheduled, unless and until the Trust's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. The Trust's Declaration of Trust also requires the distribution to the Trust's shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received by the Trust, and (ii) the net cash proceeds from the satisfaction of mortgage notes receivable received after October 24, 1996. The Trust's Board of Trustees has approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's shareholders will vote on this proposal at a special meeting of shareholders scheduled to be held March 15, 1996. The approval of such proposal will convert the Trust from a fixed life trust into a perpetual life corporation. Approval requires the vote of a majority of the Trust's shareholders entitled to vote. As of the February 7, 1996 record date for the special meeting, the Trust's advisor and its affiliates held shares representing 48% of the shares then outstanding. Such parties intend to vote their shares for the proposal in accordance with the recommendation of the Trust's Board of Trustees. Accordingly, the Trust's management anticipates that the proposal will be approved and the Trust will be converted into a perpetual life corporation following the special meeting.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1995 aggregated $3.0 million compared with $232,000 at December 31, 1994. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings, collection of mortgage notes receivable and partnership distributions. The Trust anticipates that it will have sufficient cash in 1996 to meet its various cash requirements including the payment of distributions, debt service obligations and property renovation and/or improvement costs. If the proposal to convert the Trust into a perpetual life corporation is approved, the Trust expects that it will finance its currently unencumbered office buildings, using the net proceeds to fund property acquisitions.

In December 1995, the Trust refinanced the mortgages secured by two of its apartment complexes receiving net refinancing proceeds of $2.1 million after the payoff of $3.8 million in existing mortgage debt.

Scheduled principal payments on notes payable of $375,000 are due in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Trust owns a 36.3% general partner interest and Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% combined general and limited partner interest in the Tri-City Limited Partnership ("Tri-City"). In 1995, the Trust received $218,000 in distributions from Tri-City's operating cash flow and $486,000 from its financing cash flow. In 1995, the Trust also received $80,000 in distributions from and made $20,000 in contributions to Nakash Income Associates ("NIA"). The Trust owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA.

The Trust has paid regular quarterly distributions since 1993. In each of 1995 and 1994, the Trust paid distributions to shareholders totaling $475,000 ($.60 per share). In March 1996, the Trust's Board of Trustees approved an increase in the Trust's quarterly distribution rate from $.15 per share to $.20 per share or $.80 per share on an annualized basis. The Trust expects it will make distributions totaling $633,000 in 1996.

On a quarterly basis, the Trust's management reviews the carrying values of the Trust's mortgage note receivable and properties. Generally accepted accounting principles require that the carrying value of an asset cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's assets are less than the carrying value thereof, at the time of evaluation, a provision for loss is recorded by a charge against earnings. Estimated net realizable value of the Trust's mortgage note receivable is based on management's review and evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1995 COMPARED TO 1994. For the year 1995, the Trust incurred a net loss of $906,000, as compared with a net loss of $287,000 in 1994. The primary factor contributing to the Trust's net loss was an increase in equity in losses of partnerships of $830,000, as discussed in detail below.

Rents in 1995, were $7.7 million, as compared to $6.6 million in 1994. Of this increase, $567,000 is due to the March 2, 1995 foreclosure of the Spanish Trace Apartments, $360,000 is due to an increase in occupancy at one of the Trust's office buildings from 92% to 100% and $115,000 is due to an increase in occupancy at one of the Trust's apartment complexes from 91% to 94%. Rents are expected to increase in 1996 due to anticipated increases in rental rates at the Trust's properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Property operations expense for the year ended December 31, 1995 was $4.0 million as compared to $3.4 million for 1994. This increase is primarily due to the foreclosure of the Spanish Trace Apartments.

Equity in income (loss) of partnerships was a loss of $744,000 in 1995 compared to income of $86,000 in 1994. The equity loss for 1995 is primarily due to a modification of a wraparound mortgage note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Trust has a 40% general partner interest and to the writedown of a wraparound mortgage note receivable to the balance of the underlying mortgage payable also by NIA. The Trust's equity share of the loss on the note modification was $85,000 and its equity share of the note writedown was $601,000. See NOTE 5. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

Interest income decreased from $294,000 in 1994 to $231,000 in 1995. This decrease is attributable to the foreclosure of the Spanish Trace Apartments. Interest income in 1996 is expected to approximate that in 1995. See NOTE 2. "NOTES AND INTEREST RECEIVABLE".

Interest expense and depreciation in 1995 approximated that of 1994. If the proposal to convert the Trust into a perpetual life corporation is approved by the Trust's shareholders, it is anticipated that the Trust will finance its presently unencumbered office buildings using the net proceeds to acquire additional properties on a leveraged basis, which will result in both increased interest expense and depreciation in 1996.

Advisory fee expense decreased from $367,000 in 1994 to $316,000 in 1995. The decrease is attributable to the refund of a portion of the advisory fee due to the operating expenses of the Trust exceeding the limitation as provided in the Trust's Declaration of Trust. The advisory fee will increase in 1996 if the Trust acquires additional properties, increasing its gross assets, the basis for such fee.

General and administrative expenses for 1995 increased to $699,000 from $555,000 in 1994. The increase is primarily due to legal fees incurred related to the proposed conversion of the Trust into a perpetual life corporation, and to increased Trustee fees.

1994 COMPARED TO 1993. For the year 1994, the Trust had a net loss of $287,000, as compared with net income of $875,000 in 1993. The Trust's 1993 net income included an extraordinary gain of $806,000 on the early payoff of mortgage debt. The primary factors contributing to the Trust's 1994 net loss are discussed in the following paragraphs.

Rents in 1994 were $6.6 million, as compared to $6.8 million in 1993. Of this decrease, $137,000 is due to reduced common area maintenance recovery at the Saratoga Office Center due to a decrease in occupancy from an average of 87% in 1993 to an average of 84% in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Property operations expense in 1994 was $3.4 million, comparable to the $3.4 million for 1993. Increases of $192,000 attributable to increased personnel, cleaning and replacement expenses at two of the Trust's apartment complexes, were offset by a decrease of $133,000 at the Trust's office buildings due to decreases in real estate taxes, cleaning and leasing expenses.

Equity in income of partnerships was $86,000 in 1994, as compared to $203,000 in 1993. The decrease is attributable to an increase in repair expenses representing the deductible portion of a fire loss at one of the Tri-City apartment complexes.

Interest income of $294,000 for 1994 approximated the $308,000 in 1993.

Interest expense and depreciation in 1994 approximated that in 1993.

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

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation (Continued)

the rate of inflation also affect the sale values of properties and, correspondingly, the ultimate realizable value of the Trust's real estate and notes receivable portfolios. Inflation also has an effect on the Trust's earnings from short-term investments.

For the years 1993, 1994 and 1995, the Trust elected and in the opinion of the Trust's management qualified, to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

As discussed above, the Trust is currently a self liquidating trust. However, the Trust's management expects that the Trust's shareholders will approve the conversion of the Trust to a perpetual life corporation at a special meeting of the Trust's shareholders to be held on March 15, 1996. In contemplation of such approval the Trust's management has classified all of the Trust's properties, except for the foreclosed Spanish Trace Apartments, as held for investment as of December 31, 1995.

SFAS No. 121 requires that long-lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's estimated fair value less cost to sell shall be recorded as an adjustment to the asset's carrying

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Trust's management estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, the Trust would have recorded no depreciation in 1995 applicable to the Spanish Trace Apartments, the Trust's reported net loss for 1995 would have decreased by $20,000 and that a provision for loss to reduce any Trust property's carrying amount to its respective fair value less cost to sell would not have been required. The Trust adopted SFAS No. 121 effective January 1, 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----
                       INCOME OPPORTUNITY REALTY TRUST

Report of Independent Certified Public Accountants.........          27

Consolidated Balance Sheets -
   December 31, 1995 and 1994..............................          28

Consolidated Statements of Operations -
   Years Ended December 31, 1995, 1994 and 1993............          29

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1995, 1994 and 1993............          30

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1995, 1994 and 1993............          31

Notes to Consolidated Financial Statements.................          33

Schedule III - Real Estate and Accumulated Depreciation....          46

Schedule IV  - Mortgage Loans on Real Estate...............          48


                         TRI-CITY LIMITED PARTNERSHIP

Report of Independent Certified Public Accountants.........          50

Balance Sheets - December 31, 1995 and 1994................          51

Statements of Operations -
   Years ended December 31, 1995, 1994 and 1993............          52

Statements of Partners' Equity -
   Years ended December 31, 1995, 1994 and 1993............          53

Statements of Cash Flows -
   Years ended December 31, 1995, 1994 and 1993............          54

Notes to Financial Statements..............................          55

Schedule III - Real Estate and Accumulated Depreciation....          58

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     PAGE
                                                                     ----
                            NAKASH INCOME ASSOCIATES

Report of Independent Certified Public Accountants.........          60

Balance Sheets - December 31, 1995 and 1994................          61

Statements of Operations -
   Years ended December 31, 1995, 1994 and 1993............          62

Statements of General Partners' Equity -
   Years ended December 31, 1995, 1994 and 1993............          63

Statements of Cash Flows -
   Years ended December 31, 1995, 1994 and 1993............          64

Notes to Financial Statements..............................          65

Schedule IV - Mortgage Loans on Real Estate................          68





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Trustees of
Income Opportunity Realty Trust

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Trust and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Trust and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.



                                                 BDO SEIDMAN, LLP



Dallas, Texas
March 1, 1996

                        INCOME OPPORTUNITY REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                             ------------------------------------
                                                                                   1995                 1994
                                                                             ---------------      ---------------
                                                                                     (dollars in thousands)
                                    Assets

Notes and interest receivable,
 performing....................................................              $         1,986      $         1,974

Foreclosed real estate held for sale, net of
 accumulated depreciation ($20 in 1995 and $1,128
 in 1994)......................................................                          966               15,999

Real estate held for sale, net of accumulated
 depreciation ($3,927 in 1994).................................                          -                 25,157

Less - allowance for estimated losses..........................                         (121)                (121)
                                                                             ---------------      ---------------
                                                                                       2,831               43,009

Real estate held for investment, net of accumulated
 depreciation ($6,087 in 1995).................................                       39,480                  -

Investment in partnerships.....................................                        2,472                3,980
Cash and cash equivalents......................................                        2,988                  232
Other assets (including $90 in 1995 and $44 in
 1994 from affiliates).........................................                        1,398                1,814
                                                                             ---------------      ---------------
                                                                             $        49,169      $        49,035
                                                                             ===============      ===============
                     Liabilities and Shareholders' Equity

Liabilities
Notes and interest payable.....................................              $        22,682      $        20,717
Other liabilities (including $243 in 1995 and $407
 in 1994 to affiliates)........................................                        2,296                2,746
                                                                             ---------------      ---------------
                                                                                      24,978               23,463
Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding 791,444 shares in 1995 and 1994...................                        3,347                3,347
Paid-in capital................................................                       62,093               62,093
Accumulated distributions in excess of accumulated
 earnings......................................................                      (41,249)             (39,868)
                                                                             ---------------      ---------------
                                                                                      24,191               25,572
                                                                             ---------------      ---------------
                                                                             $        49,169      $        49,035
                                                                             ===============      ===============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    For the Years Ended December 31,
                                                     ------------------------------------------------------------
                                                           1995                 1994                   1993
                                                     ----------------      ----------------       ---------------
                                                                (dollars in thousands, except per share)
Income
 Rents......................................         $          7,688      $          6,558       $         6,805
 Interest...................................                      231                   294                   308
                                                     ----------------      ----------------       ---------------
                                                                7,919                 6,852                 7,113

Expenses
 Property operations (including $156
    in 1995, $146 in 1994 and $133 in
    1993 to affiliates).....................                    4,035                 3,425                 3,382
 Equity in loss (income) of
    partnerships............................                      744                   (86)                 (203)
 Interest...................................                    1,979                 1,911                1,7690
 Depreciation...............................                    1,052                   967                   949
 Advisory fee to affiliate..................                      316                   367                   447
 General and administrative
    (including $140 in 1995, $158 in
    1994 and $160 in 1993 to
    affiliate)..............................                      699                   555                   700
                                                     ----------------      ----------------       ---------------
                                                                8,825                 7,139                 7,044
                                                     ----------------      ----------------       ---------------

Income (loss) before extraordinary
 gain.......................................                     (906)                 (287)                   69
Extraordinary gain..........................                      -                     -                     806
                                                     ----------------      ----------------       ---------------
Net income (loss)...........................         $           (906)     $           (287)      $           875
                                                     ================      ================       ===============

Earnings per share
Income (loss) before extraordinary
 gain.......................................         $          (1.14)     $           (.36)      $           .09
Extraordinary gain..........................                      -                     -                    1.00
                                                     ----------------      ----------------       ---------------
Net income (loss)...........................         $          (1.14)     $           (.36)      $          1.09
                                                     ================      ================       ===============

Weighted average shares of
 beneficial interest used in
 computing earnings per share...............                  791,444               791,444               804,716
                                                     ================      ================       ===============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                 Accumulated
                                          Shares of                             Distributions
                                     Beneficial Interest                         in Excess of
                                   ------------------------        Paid-in       Accumulated         Sharehoders'
                                    Shares        Amount           Capital         Earnings             Equity
                                   --------    ------------     -------------    --------------     --------------
                                                                (dollars in thousands)
Balance, January 1, 1993            864,321    $      3,457     $      62,498    $      (39,575)    $       26,380

Repurchase of shares of
   beneficial interest........      (72,877)           (110)             (405)              -                 (515)

Distributions ($.50 per
   share).....................          -               -                 -                (406)              (406)

Net income....................          -               -                 -                 875                875
                                   --------    ------------     -------------    --------------     --------------

Balance, December 31,
   1993.......................      791,444           3,347            62,093           (39,106)            26,334

Distributions ($.60 per
   share).....................          -               -                 -                (475)              (475)

Net (loss)....................          -               -                 -                (287)              (287)
                                   --------    ------------     -------------    --------------     --------------

Balance, December 31,
   1994.......................      791,444           3,347            62,093           (39,868)            25,572

Distributions ($.60 per
   share).....................          -               -                 -                (475)              (475)

Net (loss)....................          -               -                 -                (906)              (906)
                                   --------    ------------     -------------    --------------     --------------

Balance, December 31,
   1995.......................      791,444    $      3,347     $      62,093    $      (41,249)    $       24,191
                                   ========    ============     =============    ==============     ==============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the Years Ended December 31,
                                                                 -----------------------------------------------
                                                                      1995            1994             1993
                                                                 --------------   -------------    -------------
                                                                             (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected................................                 $        7,685   $       6,694    $       6,703
 Interest collected.............................                            219             282              248
 Interest paid..................................                         (1,816)         (1,828)          (1,748)
 Payments for property operations
    (including $156 in 1995, $146 in 1994
    and $133 in 1993 to affiliate)..............                         (3,776)         (2,973)          (3,739)
 Advisory fee paid to affiliate.................                           (316)           (371)            (449)
 General and administrative expenses paid
    (including $140 in 1995, $158 in 1994
    and $160 in 1993 to affiliates).............                           (851)           (792)            (380)
 Funding of partnerships........................                            (20)           (145)             (92)
 Distributions from partnerships operating
    cash flow...................................                            298             408              478
 Escrow funding.................................                           (131)            -               (608)
 Other..........................................                             88            (331)             825
                                                                 --------------   -------------    -------------
       Net cash provided by operating
          activities............................                          1,380             944            1,238

Cash Flows from Investing Activities
 Real estate improvements.......................                           (341)           (184)            (134)
                                                                 --------------   -------------    -------------
    Net cash (used in) investing activities.....                           (341)           (184)            (134)

Cash Flows from Financing Activities
 Proceeds from notes payable....................                          6,300             -             10,500
 Payments on notes payable......................                         (4,300)           (635)         (11,009)
 Debt issue costs...............................                           (294)            -               (237)
 Distributions from partnerships financing
    cash flow...................................                            486             -                -
 Distributions to shareholders..................                           (475)           (475)            (406)
 Repurchase of shares of beneficial
    interest....................................                            -               -               (515)
                                                                 --------------   -------------    -------------
       Net cash provided by (used in)
          financing activities..................                          1,717          (1,110)          (1,667)

Net increase (decrease) in cash and
 cash equivalents...............................                          2,756            (350)            (563)
Cash and cash equivalents, beginning of year                                232             582            1,145
                                                                 --------------   -------------    -------------

Cash and cash equivalents, end of year..........                 $        2,988   $         232    $         582
                                                                 ==============   =============    =============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                                          For the Years Ended December 31,
                                                                 -----------------------------------------------
                                                                      1995            1994             1993
                                                                 --------------   -------------    -------------
                                                                              (dollars in thousands)
Reconciliation of net income (loss) to net
 cash provided by operating activities
 Net income (loss)..................................             $         (906)  $        (287)   $         875

 Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities
       Depreciation and amortization................                      1,238             955              890
       Extraordinary gain...........................                        -               -               (806)
       Equity in loss (income) of partnerships                              744             (86)            (203)
       Funding of partnerships......................                        (20)           (145)             (92)
       Distributions from partnerships
          operating cash flow.......................                        298             408              478
       (Increase) decrease in other assets..........                       (287)           (198)             119
       (Decrease) in interest payable...............                        (35)             (3)              (3)
       Increase (decrease) in other
          liabilities...............................                        348             300              (20)
                                                                 --------------   -------------    -------------
             Net cash provided by operating
                  activities........................             $        1,380   $         944    $       1,238
                                                                 ==============   =============    =============

Schedule of noncash investing and financing activities

 Forgiveness of notes payable through
    discount on early payoff of mortgage............             $          -     $         -      $         806

 Carrying value of real estate obtained
    through insubstance foreclosure in
    satisfaction of note receivable with a
    carrying value of $990..........................                        -               990              -



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        INCOME OPPORTUNITY REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The accompanying Consolidated Financial Statements of Income Opportunity Realty Trust and consolidated entities(the "Trust") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated.
Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1994 and 1993 have been reclassified to conform to the 1995 presentation.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. Income Opportunity Realty Trust ("IORT"), is a California business trust organized on December 14, 1984. The Trust may hold interests in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

The Trust is a self-liquidating trust and is scheduled, unless and until the Trust's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. The Trust's Declaration of Trust also requires the distribution to the Trust's shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received by the Trust, and (ii) after October 24, 1996 the net cash proceeds received from the satisfaction of mortgage notes receivable.

The Trust's Board of Trustees has approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's shareholders will vote on this proposal at a special meeting of shareholders scheduled to be held March 15, 1996. The approval of such proposal will convert the Trust from a fixed life trust into a perpetual life corporation. Approval requires the vote of a majority of the Trust's shareholders entitled to vote. As of the February 7, 1996 record date for the special meeting the Trust's advisor and its affiliates held shares representing 48% of the shares then outstanding. Such parties intend to vote their shares for the proposal in accordance with the recommendation of the Trust's Board of Trustees. Accordingly, the Trust's management anticipates that the proposal will be approved and the Trust will be converted into a perpetual life corporation following the special meeting.

The Trust's management does not believe that the Trust's status as a liquidating Trust impaired the carrying value of the Trust's assets because liquidation was expected to be carried out in an orderly fashion.

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of consolidation. The Consolidated Financial Statements include the accounts of IORT and subsidiaries and partnerships which it controls. All intercompany transactions and balances have been eliminated.

Accounting estimates. In the preparation of the Trust's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the Trust's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

Interest recognition on notes receivable. It is the Trust's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Trust's investment in the note exceeds the Trust's estimate of net realizable value of the collateral securing such note, or fair value of the collateral if foreclosure is probable.

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the assets carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized.

Real estate and depreciation. Real estate is carried at the lower of cost or fair value, except for foreclosed properties held for sale, which are recorded initially at the lower of original cost or fair value minus estimated costs of sale. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

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

Fair value of financial instruments. The Trust used the following assumptions in estimating the fair value of its note receivable and notes payable. For its note receivable, which is performing, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. The estimated fair value presented does not purport to represent the amount to be ultimately realized by the Trust. The amount ultimately realized may vary significantly from the estimated fair value presented. For notes payable the fair value was estimated using yearend interest rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Earnings per share. Income (loss) per share of beneficial interest is computed based upon the weighted average number of shares of beneficial interest outstanding during each year.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.    NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                  1995                                  1994
                                  ----------------------------------     ---------------------------------
                                     Estimated                            Estimated
                                       Fair               Book               Fair               Book
                                       Value              Value              Value              Value
                                  ---------------      -------------     -------------      --------------
 Note Receivable
    Performing...............     $         2,028      $       2,000     $       1,989      $       2,000
                                  ===============                        =============

 Interest....................                                     17                                   17
 Unamortized discount........                                    (31)                                 (43)
                                                       -------------                        -------------
                                                       $       1,986                        $       1,974
                                                       =============                        =============

The Trust does not recognize interest income on nonperforming notes receivable. For the years 1994 and 1993, unrecognized interest income on nonperforming notes receivable aggregated $121,000 and $86,000, respectively. The Trust's single note receivable was performing throughout 1995.

The Trust's single note receivable at December 31, 1995, matures in 1998 and bears interest at 10.0% per annum.

In April 1992, the Trust sold the Spanish Trace Apartments in Irving, Texas with the Trust providing $1.1 million of purchase money financing in the form of a wraparound mortgage note. In November 1993, the Trust placed the wraparound mortgage note on nonperforming, nonaccrual status. In December 1993, the borrower filed for bankruptcy protection. The Trust recorded the property as an insubstance foreclosure as of December 31, 1994. The Trust accepted a deed in lieu of foreclosure on March 2, 1995. The Trust did not incur a loss on foreclosure as the fair value of the property, less estimated costs of sale, exceeded the principal balance of the note receivable.

NOTE 3.     REAL ESTATE AND DEPRECIATION

As further described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Organization and Trust business", the Trust is scheduled, unless and until the shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996.

The Trust's Board of Trustees has approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's shareholders will vote on this proposal at a special meeting of shareholders scheduled to be held March 15, 1996. The approval of such proposal will convert the Trust from a fixed life trust into a perpetual life corporation. Approval requires the vote of a majority of the Trust's shareholders entitled to vote. As of the February 7, 1996 record date for the special meeting, the Trust's advisor and its affiliates held shares representing 48% of the shares then outstanding. Such parties intend to vote their shares for the proposal in accordance

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.     REAL ESTATE AND DEPRECIATION (Continued)

with the recommendation of the Trust's Board of Trustees. Accordingly, the Trust's management anticipates that the proposal will be approved and the Trust will be converted into a perpetual life corporation following the special meeting. In contemplation of such approval the Trust's management has classified all of the Trust's properties, except for the foreclosed Spanish Trace Apartments, as held for investment as of December 31, 1995.

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE", as of December 31, 1994, the Trust recorded the insubstance foreclosure of the Spanish Trace Apartments.

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                           1995                  1994                  1993
                                      ---------------       ---------------       --------------
Balance January 1,..........          $           121       $           121       $          121
 Amounts charged off........                      -                     -                    -
                                      ---------------       ---------------       --------------
Balance December 31,........          $           121       $           121       $          121
                                      ===============       ===============       ==============

NOTE 5.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investments in equity method partnerships consisted of the following:

                                                           1995                  1994
                                                      ---------------       ---------------
Tri-City Limited Partnership ("Tri-City")...          $         2,226       $         2,852
Nakash Income Associates ("NIA")............                      246                 1,128
                                                      ---------------       ---------------
                                                      $         2,472       $         3,980
                                                      ===============       ===============

The Trust uses the equity method to account for its 36.3% general partner interest in Tri-City, which owns five properties in Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a combined 63.7% general and limited
partner interest in Tri-City.   As of March 1, 1996, TCI owned approximately
22% of the Trust's outstanding shares of beneficial interest.

In July 1995, Tri-City obtained first mortgage financing of $1.4 million, secured by a previously unencumbered office building in Dallas, Texas. The Trust received $486,000 of the net financing proceeds.

The Trust also uses the equity method to account for its 40% general partner interest in NIA. TCI owns the remaining 60% general partner interest in NIA.

NIA owns two wraparound mortgage notes receivable, one of which is secured by a shopping center in Onandaga, New York. In July 1995, the owner of the shopping center informed NIA that it had determined that further investment in the shopping center was not justified and further

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 5.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

that it has offered to deed the property back to the first lien holder in lieu of foreclosure making the wraparound note receivable held by NIA uncollectible. NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Trust's equity portion of the loss is $601,000. The property has been placed in receivership and foreclosure is anticipated on or about March 29, 1996.

In September 1995, the Trust received notice from NIA that the other of its wraparound notes receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Trust's equity share is $85,000.

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:

                                                            1995                 1994
                                                      ---------------       ---------------
Notes receivable...................................   $         2,597       $         4,099
Real estate, net of accumulated
 depreciation ($3,395 in 1995 and $2,586
 in 1994)..........................................            10,363                10,757
Other assets.......................................               307                   587
Notes payable......................................            (4,143)               (2,634)
Other liabilities..................................              (569)                 (791)
                                                      ---------------       ---------------
Partners' capital..................................   $         8,555       $        12,018
                                                      ===============       ===============
                                     1995                  1994                  1993
                                ---------------       ---------------       ---------------
Rents........................   $         2,478       $         2,380       $         2,409
Interest income..............               319                   349                   397
Interest expense.............              (259)                 (283)                 (317)
Property operations expense..            (1,587)               (1,656)               (1,528)
Depreciation.................              (607)                 (605)                 (583)
Provision for losses.........            (1,714)                  -                     -
                                ---------------       ---------------       ---------------
Net (loss) income............   $        (1,370)      $           185       $           378
                                ===============       ===============       ===============

The Trust's equity share of the above net (loss) income for 1995, 1994 and 1993 was $(552,000), $102,000 and $219,000, respectively, before amortization of property acquisition costs discussed below.

The Trust's share of the above partnership's capital was $3.1 million in 1995 and $3.6 million in 1994.

The excess of the Trust's investment over its respective share of the equity in the underlying net assets of the partnerships relates principally to the remaining unamortized property acquisition costs of $180,000 in 1995 and $373,000 in 1994. These amounts are being amortized over the remaining estimated useful lives of the properties.

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                           1995                                  1994
                                           ----------------------------------     --------------------------------
                                              Estimated                             Estimated
                                                Fair                Book               Fair              Book
                                                Value               Value              Value             Value
                                           --------------       -------------     ---------------    -------------
Notes payable...................           $       22,289       $      22,580     $        19,408    $      20,580
                                           ==============                         ===============
Interest payable................                                          102                                  137
                                                                -------------                        -------------
                                                                $      22,682                        $      20,717
                                                                =============                        =============

Scheduled notes payable principal payments are due as follows:

          1996....................................              $         375
          1997....................................                        421
          1998....................................                      5,920
          1999....................................                        375
          2000....................................                        392
          Thereafter..............................                     15,097
                                                                -------------
                                                                $      22,580
                                                                =============

Mortgage notes payable at December 31, 1995, bear interest at rates ranging from 7.75% to 9.75% and mature between 1998 and 2006. These notes are collateralized by deeds of trust on real estate with a net carrying value of $24.7 million.

In December 1995, the Trust refinanced the mortgage debt secured by the Treehouse Apartments in San Antonio, Texas and the Eastpoint Apartments in Mesquite, Texas in the aggregate amount of $6.3 million. The Trust received net cash of $2.3 million after the payoff of $3.8 million in existing mortgage debt, and the payment of various closing costs associated with the refinancings. The new mortgages bear interest at 7.75% per annum, require monthly payments of principal and interest and mature January 1, 2006.

NOTE 7.   DISTRIBUTIONS

In January 1993, the Trust resumed the payment of regular quarterly distributions to shareholders. In 1995 and 1994, the Trust paid distributions of $.60 per share and in 1993 $.50 per share totaling $475,000, $475,000 and $406,000, respectively.

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1995 and 1994 represented a return on capital and 100% of the distributions paid in 1993 represented ordinary income.

NOTE 8.   RENTS UNDER OPERATING LEASES

The Trust's operations include the leasing of office buildings. The leases thereon expire at various dates through 2000. The following is

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   RENTS UNDER OPERATING LEASES (Continued)

a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1995:

       1996...............................            $        1,826
       1997...............................                     1,140
       1998...............................                       532
       1999...............................                       344
       2000...............................                        70
                                                      --------------
                                                      $        3,912
                                                      ==============

NOTE 9.   ADVISORY AGREEMENT

Basic Capital Management, Inc. ("BCM" or the "Advisor") has served as advisor to the Trust since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992, and as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

At the Trust's annual meeting of shareholders held on March 7, 1995, the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders was approved. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales, foreclosure and borrowing activity. The Advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions by the Trust shall require prior approval by the Trust's Board of Trustees, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Trust's Board of Trustees.

The Advisory Agreement also requires prior approval of the Trust's Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders and contains a broad standard governing the Advisor's liability for losses by the Trust.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.   ADVISORY AGREEMENT (Continued)

of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties and BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Trust.

Under the Advisory Agreement (as required by the Trust's Declaration of Trust) all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The effect of this limitation was to require that BCM refund $44,000 and $6,000, of the 1995 and 1994 annual advisory fee, respectively. No refund was required in 1993.

Additionally, if the Trust were to request that BCM render services to the Trust other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT," the Trust has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management for the Trust's properties and, as discussed in NOTE 11. "REAL ESTATE BROKERAGE," the Trust has engaged Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, on a non-exclusive basis, to provide brokerage services for the Trust.

BCM may only assign the Advisory Agreement with the prior consent of the Trust.

NOTE 10.  PROPERTY MANAGEMENT

Carmel, Ltd., an affiliate of BCM, provides property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of one of the Trust's office buildings and the commercial properties owned by Tri-City in which the Trust and TCI are partners to Carmel Realty which is a company owned by SWI. Carmel Realty is

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10.  PROPERTY MANAGEMENT (Continued)

entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11.  REAL ESTATE BROKERAGE

Carmel Realty, also an affiliate of BCM, provides brokerage services to the Trust on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property sales by the Trust, in accordance with a sliding scale of total fees to be paid by the Trust.

NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Trust's advisor, and its affiliates:

                                             1995                1994                1993
                                        --------------       -------------       --------------
Fees
 Advisory........................       $          316       $         367       $          447
 Brokerage commissions...........                  -                   -                    -
 Mortgage brokerage and equity
    refinancing..................                   63                 -                    -
 Property and construction
    management and leasing
    commissions*.................                  156                 146                  133
                                        --------------       -------------       --------------
                                        $          535       $         513       $          580
                                        ==============       =============       ==============

Cost reimbursements..............       $          140       $         160       $          145
                                        ==============       =============       ==============

__________________________

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.  INCOME TAXES

For the years 1995, 1994 and 1993, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

The Trust had a net loss for federal income tax purposes in 1995, 1994 and 1993; therefore, the Trust recorded no provision for income taxes.

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.  INCOME TAXES (Continued)

sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1995, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $5.6 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and the Trust would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1995, the Trust had tax net operating loss carryforwards of $18.0 million expiring through the year 2010.

As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 14.  EXTRAORDINARY GAIN

In November 1993, the Trust recognized an extraordinary gain of $806,000 on the early payoff of mortgage debt secured by the Porticos Apartments.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust ("NIRT") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of April 1990 settlement. The Modification was preliminarily approved by the court July 1, 1994. Final court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Trust's advisor, Gene E. Phillips and William
S. Friedman, who served as the President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, CMET, NIRT and TCI, of which the

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

Trust's share is $150,000. As of March 1, 1996, the Trust had received payments totaling $119,000. The remaining $31,000 is being paid in monthly installments through August 1, 1996.

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

Pursuant to the terms of the Modification, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such related party transactions are to be discouraged, may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

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

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the Trust's shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and CMET, NIRT or TCI or any of their affiliates or subsidiaries

                        INCOME OPPORTUNITY REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

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

                                                                    SCHEDULE III
                        INCOME OPPORTUNITY REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                           Cost
                                                                       Capitalized
                                                                      Subsequent to     Gross Amounts of Which Carried
                                           Initial Cost to Trust       Acquisition              at End of Year
                                         --------------------------    ------------ ---------------------------------------
                                                        Building &                                 Building &        (1)
  Property/Location        Encumbrances      Land      Improvements    Improvements    Land       Improvements      Total
-------------------------  ------------  -----------   ------------    ------------ ----------    ------------    ---------
                                                                   (dollars in thousands)
Properties Held For Investment

APARTMENTS

Eastpoint................   $    3,400   $     1,181    $     2,749     $      374  $    1,181    $     3,123    $    4,304
    Mesquite, Texas

Plumtree.................        5,783         1,751          5,038            824       1,751          5,862         7,613
    Martinez, California

Porticos.................        9,757         2,897         11,588            108       2,897         11,696        14,593
    Milwaukee, Wisconsin

Treehouse................        2,900           375          2,124            201         375          2,325         2,700
    San Antonio, Texas

OFFICE BUILDINGS

Saratoga.................          -           2,577         10,306            566       2,583         10,866        13,449
    Saratoga, California

Town Center Plaza........          -             554          2,214            141         554          2,355         2,909
    Boca Raton, Florida

Property Held for Sale

APARTMENT

Spanish Trace............          -             198            792             (5)        168            696           985
    Irving, Texas
                            ----------   -----------    -----------     ----------  ----------    -----------
                            $   21,840   $     9,533    $    34,811     $    2,088  $    9,509    $    36,923        46,553
                            ==========   ===========    ===========     ==========  ==========    ===========

Allowance for loss.......                                                                                              (121)
                                                                                                                 ----------
                                                                                                                 $   46,432
                                                                                                                 ==========
                                                                          Life on Which
                                                                          Depreciation
                                                                           In Latest
                                                                           Statement
                                  Accumulated      Date of       Date     of Operation
  Property/Location               Depreciation   Construction  Acquired   is Computed
--------------------------        ------------   ------------  --------  -------------
                                              (dollars in thousands)
Properties Held For Investment

APARTMENTS

Eastpoint................         $     1,074        1985      01/86     5 - 40 years
    Mesquite, Texas

Plumtree.................               1,773        1986      02/86     5 - 40 years
    Martinez, California

Porticos.................               1,233        1973      11/91         40 years
    Milwaukee, Wisconsin

Treehouse................                 421        1975      09/89     5 - 40 years
    San Antonio, Texas

OFFICE BUILDINGS

Saratoga.................               1,268        1986      12/91     3 - 40 years
    Saratoga, California

Town Center Plaza........                 318        1985      03/91     5 - 40 years
    Boca Raton, Florida

Property Held for Sale

APARTMENT

Spanish Trace............                  20        1964      12/94        40 years
    Irving, Texas
                                  -----------
                                  $     6,107
                                  ===========

Allowance for loss.......

-------------------------

(1)    The aggregate cost for Federal income tax purposes is $46,919.

                                                                    SCHEDULE III
                                                                     (Continued)


                        INCOME OPPORTUNITY REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                   1995                  1994                1993
                                              --------------        --------------      --------------
                                                              (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,.................        $       46,211        $      45,040       $       44,906

   Additions

      Improvements....................                   342                  184                  134
      Foreclosure.....................                   -                    990                  -

   Deductions

      Other...........................                   -                     (3)                 -
                                              --------------        -------------       --------------

Balance at December 31,...............        $       46,553        $      46,211       $       45,040
                                              ==============        =============       ==============

Reconciliation of Accumulated
   Depreciation

Balance at January 1,.................        $        5,055        $       4,088       $        3,139

   Additions

      Depreciation....................                 1,052                  967                  949
                                              --------------        -------------       --------------

Balance at December 31,...............        $        6,107        $       5,055       $        4,088
                                              ==============        =============       ==============

                                                                     SCHEDULE IV




                        INCOME OPPORTUNITY REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995




                                         Final
                             Interest  maturity                                              Prior       Face amount
      Description              rate      date              Periodic payment terms            liens       of mortgage
------------------------     --------  --------     ----------------------------------    ----------     -----------
                                                (dollars in thousands)
WRAPAROUND MORTGAGE NOTE

Twin Oaks...................  10.00%     08/98      Monthly interest - only payments       $    739       $   2,000
Secured by shopping                                 due through maturity, at which         ========       =========
center in Joliet, IL.                               time the entire principal balance
                                                    and all accrued and unpaid
                                                    interest are due.

Interest

Unamortized discount




                                                   Principal amount of
                                  Carrying           loans subject to
                                  amounts          delinquent principal
      Description             of mortgage (1)          or interest
------------------------      ---------------      --------------------
                                     (dollars in thousands)
WRAPAROUND MORTGAGE NOTE

Twin Oaks...................   $    2,000               $     -
                                                        ==========
Secured by shopping
center in Joliet, IL.                  17

Interest                              (31)
                               ----------
                               $    1,986
Unamortized discount           ==========






(1)      The aggregate cost for Federal income tax purposes is $2,017.

                                                                     SCHEDULE IV
                                                                     (Continued)


                        INCOME OPPORTUNITY REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE



                                    1995                 1994                 1993
                               --------------        -------------       --------------
                                                 (dollars in thousands)
Balance at January 1,.......   $        2,000        $       3,050       $        3,050

   Deductions

      Foreclosure...........              -                 (1,050)                 -
                               --------------        -------------       --------------

Balance at December 31,.....   $        2,000        $       2,000       $        3,050
                               ==============        =============       ==============

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners of
Tri-City Limited Partnership
Dallas, Texas


We have audited the accompanying balance sheets of Tri-City Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-City Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also in our opinion the schedule referred to above presents fairly in all material respects, the information set forth therein.




                                        BDO SEIDMAN, LLP





March 1, 1996
Dallas, TX

                          TRI-CITY LIMITED PARTNERSHIP
                                 BALANCE SHEETS





                                                                              December 31,
                                                                 ------------------------------------
                                                                       1995                1994
                                                                 ---------------      ---------------
                                                                         (dollars in thousands)
                                    Assets

Real estate held for investment, net of accumulated
 depreciation ($3,395 in 1995 and $2,788 in 1994)............    $        10,250      $        10,644

Cash and cash equivalents....................................                175                   19

Other assets (including $411 in 1994 from affiliates)........                132                  512
                                                                 ---------------      ---------------
                                                                 $        10,557      $        11,175
                                                                 ===============      ===============
                       Liabilities and Partners' Equity


Notes and interest payable...................................    $         1,421      $           -

Other liabilities (including $222 in 1995 and $271 in
 1994 to affiliates).........................................                464                  791
                                                                 ---------------      ---------------

                                                                           1,885                  791
Partners' equity
 Limited Partner.............................................              6,698                6,698
 General Partners............................................              1,974                3,686
                                                                 ---------------      ---------------
                                                                           8,672               10,384
                                                                 ---------------      ---------------

                                                                 $        10,557      $        11,175
                                                                 ===============      ===============


  The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS





                                                           For the Years Ended December 31,
                                             ------------------------------------------------------------
                                                   1995                  1994                  1993
                                             ----------------      ----------------       ---------------
                                                               (dollars in thousands)
Income
 Rents.....................................  $          2,478      $          2,380       $         2,483
 Other.....................................               -                     -                     100
                                             ----------------      ----------------       ---------------

                                                        2,478                 2,380                 2,583

Expenses
 Property operations (including
    $91 in 1995, $86 in 1994 and $57
    in 1993 to affiliates).................             1,565                 1,572                 1,661
 Interest (including $27 in 1993 to
    affiliates)............................                62                   -                      27
 Depreciation..............................               607                   654                   632
 General and administrative................                18                    14                    28
                                             ----------------      ----------------       ---------------

                                                        2,252                 2,240                 2,348
                                             ----------------      ----------------       ---------------

Net income                                   $            226      $            140       $           235
                                             ================      ================       ===============


  The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' EQUITY





                                             Limited               General
                                             Partner               Partners                Total
                                         ----------------      ----------------       ---------------
                                                            (Dollars in thousands)
Balance, January 1, 1993.............    $          6,698      $          5,011       $        11,709

Distributions........................                 -                  (1,000)               (1,000)

Net income...........................                 -                     235                   235
                                         ----------------      ----------------       ---------------

Balance, December 31, 1993...........               6,698                 4,246                10,944

Distributions........................                 -                    (700)                 (700)

Net income...........................                 -                     140                   140
                                         ----------------      ----------------       ---------------

Balance, December 31, 1994...........               6,698                 3,686                10,384

Distributions........................                 -                  (1,938)               (1,938)

Net income...........................                 -                     226                   226
                                         ----------------      ----------------       ---------------

Balance, December 31, 1995...........    $          6,698      $          1,974       $         8,672
                                         ================      ================       ===============


  The accompanying notes are an integral part of these financial statements.

                         TRI-CITY LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS



                                                               For the Years Ended December 31,
                                                       -----------------------------------------------
                                                            1995            1994             1993
                                                       --------------   -------------    -------------
                                                                    (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................     $        2,480   $       2,428    $       2,514
 Interest paid....................................                (48)            -                (33)
 Payments for property operations (including
    $91 in 1995, $86 in 1994 and $57 in 1993
    to affiliates)................................             (1,785)         (1,541)          (1,509)
 Other............................................                  7             (10)             (31)
                                                       --------------   -------------    -------------
    Net cash provided by operating activities.....                654             877              941

Net Cash (Used In) Investment Activities
 Real estate improvements.........................               (213)           (278)            (275)

Cash Flows from Financing Activities
 Proceeds from notes payable......................              1,415             -                -
 Payments on notes payable........................                 (5)            -               (778)
 Debt issue costs.................................                (79)            -                -
 Advance (to) from affiliate......................                322            (108)             126
 Distributions....................................             (1,938)           (700)          (1,000)
                                                       --------------   -------------    -------------
    Net cash (used in) financing activities.......               (285)           (808)          (1,652)

Net increase (decrease) in cash and cash
 equivalents......................................                156            (209)            (986)
Cash and cash equivalents, beginning of period....                 19             228            1,214
                                                       --------------   -------------    -------------

Cash and cash equivalents, end of period..........     $          175   $          19    $         228
                                                       ==============   =============    =============

Reconciliation of net income to net cash
 provided by operating activities
 Net income.......................................     $          226   $         140    $         336
 Adjustments to reconcile net income to net
    cash provided by operating activities:
          Depreciation and amortization...........                610             654              653
       Decrease in other assets...................                 20              41               26
       Increase (decrease) in accrued interest....                 11             -                 (6)
       Increase (decrease) in other liabilities...               (213)             42              (68)
                                                       --------------   -------------    -------------
          Net cash provided by operating
          activities..............................     $          654   $         877    $         941
                                                       ==============   =============    =============


  The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


The accompanying Financial Statements of Tri-City Limited Partnership (the "Partnership") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Financial Statements, are an integral part of these Financial Statements. The data presented in the Notes to Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and purpose. Tri-City Limited Partnership, a Texas partnership, was organized on June 29, 1989. The purpose of the Partnership is to acquire, hold for investment, improve, lease, operate, and sell or otherwise dispose of real estate, and to engage in any and all activities related or incidental thereto.

Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI") are partners in the Partnership. IORT is a publicly held real estate investment trust whose shares are traded on the American Stock Exchange. TCI is also a publicly held real estate investment trust whose shares are traded on the New York Stock Exchange. Basic Capital Management, Inc. ("BCM") serves as advisor to IORT and TCI.

The percentages of ownership of the Partnership are as follows:

                                        General          Limited
                                        Partner          Partner          Total
                                        -------          -------         -------
    TCI...........................      23.59%           40.11%           63.70%
    IORT..........................      36.30%               -            36.30%
                                       ------           ------          -------
                                        59.89%           40.11%          100.00%
                                       ======           ======          =======

Allocations of profits and distributions are made in accordance with the partnership agreement.

Accounting estimates. In the preparation of the Partnership's Financial Statements in conformity with generally accepted accounting principles it was necessary for the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

Real estate and depreciation. Real estate is carried at the lower of cost or fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from four to forty years.

                          TRI-CITY LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair values of financial instruments. The Partnership estimated the fair value of its note payable using yearend interest rates for mortgages with similar terms and maturities.

Cash and cash equivalents. The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes. The Partnership is taxed as such for federal income tax purposes. The Partnership has no current year income tax expense or deferred taxes. Taxable income is included in the respective tax returns of the partners.

NOTE 2.   NOTES AND INTEREST PAYABLE

Note and interest payable consisted of the following:

                                                           1995
                                             -------------------------------
                                               Estimated
                                                 Fair              Book
                                                 Value             Value
                                             -------------     -------------
          Note payable....................   $       1,497     $       1,410
                                             =============
          Interest payable................                                11
                                                               -------------
                                                               $       1,421
                                                               =============

Scheduled principal payments are due as follows:

          1996....................................    $          15
          1997....................................               17
          1998....................................               19
          1999....................................               20
          2000....................................               25
          Thereafter..............................            1,314
                                                      -------------
                                                      $       1,410
                                                      =============

In July 1995, the Partnership obtained first mortgage financing of $1.4 million secured by the previously unencumbered MacArthur Mills Office Park in Dallas, Texas. The mortgage bears interest at 9.32% per annum, requires monthly payments of principal and interest of $12,186 and matures August 1, 2005. The Partnership distributed the net cash of $1.3 million received from the financing to the partners.

NOTE 3.   RELATED PARTY TRANSACTIONS

Property Management Fees. Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, provides property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for

                          TRI-CITY LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 3.   RELATED PARTY TRANSACTIONS (Continued)

property level management services to the Partnership's apartment complexes at various rates. Carmel, Ltd. subcontracts the property-level management and leasing of the Partnership's commercial properties to Carmel Realty, Inc., also an affiliate of BCM.

Leasing commissions. As compensation for providing leasing and rent-up services to a Partnership property, Carmel, Ltd. or an affiliate shall be paid a reasonable leasing commission.

Construction supervision. As compensation for oversight of major renovations and refurbishments, Carmel, Ltd. or an affiliate shall be paid a construction supervision fee.

Mortgage brokerage and equity refinancing fees. As compensation for obtaining loans for the Partnership, BCM or an affiliate of BCM is to receive a mortgage brokerage and equity refinancing fee.

Fees to BCM, Carmel, Ltd. and their affiliates are as follows:

                                             1995             1994               1993
                                          -----------       ----------       -----------
    Property management fees*..........   $        77       $       75       $        39
    Leasing commissions................             7                3                18
    Constructions supervision fees.....             7                8               -
    Mortgage brokerage and equity
       refinancing fee.................            14              -                 -
                                          -----------       ----------       -----------
                                          $       105       $       86       $        57
                                          ===========       ==========       ===========

-----------------------------
* Net of property management fees paid to subcontractors, other than Carmel, Ltd.

NOTE 4.   RENTS UNDER OPERATING LEASES

The Partnership's operations include the leasing of an office building and two shopping centers. The leases thereon expire at various dates through 2005. The following is a schedule of future minimum rents on noncancelable operating leases as of December 31, 1995:

       1996...................................    $       1,069
       1997...................................              865
       1998...................................              602
       1999...................................              489
       2000...................................              440
       Thereafter.............................            1,014
                                                  -------------

                                                  $       4,479
                                                  =============

                                                                    SCHEDULE III

                          TRI-CITY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                            Cost
                                                                         Capitalized
                                            Initial Cost to             Subsequent to    Gross Amounts of Which Carried
                                            the Partnership              Acquisition             at End of Year
                                          ------------------------      ------------     ------------------------------
                                                       Building &                                Building &       (1)
  Property/Location        Encumbrances     Land      Improvements      Improvements    Land    Improvements     Total
-------------------------  ------------   -------     ------------      ------------    -----   ------------   ---------
                                                      (dollars in thousands)
APARTMENTS

Oaks of Inwood.............  $    -       $   522      $    1,486        $  (120)(2)    $  493      $1,395     $  1,888
  Houston, TX
Inwood Greens..............       -           319             957           (152)(2)       286         838        1,124
  Houston, TX

SHOPPING CENTERS

Chelsea Square.............       -           562           3,185            697           562       3,882        4,444
  Houston, TX
Summit at Bridgewood.......       -           408           2,314            782           408       3,096        3,504
  Fort Worth, TX

OFFICE BUILDING

MacArthur Mills............     1,410         239           1,353          1,093           264       2,421        2,685

  Carrollton, TX
                              -------     -------      ----------        -------        ------      ------     --------
                              $ 1,410     $ 2,050      $    9,295          2,300        $2,013      11,632     $ 13,645
                              =======     =======      ==========        =======        ======      ======     ========

<Captiion>
                                                                         Life on Which
                                                                          Depreciation
                                                                           In Latest
                                                                           Statement
                             Accumulated       Date of       Date         of Operation
  Property/Location          Depreciation    Construction  Acquired       is Computed
-------------------------    ------------    ------------  --------      -------------
                                         (dollars in thousands)
APARTMENTS

Oaks of Inwood.............      $  243         1979        06/89             40 years
  Houston, TX
Inwood Greens..............         156         1980        06/89             40 years
  Houston, TX

SHOPPING CENTERS

Chelsea Square.............         932         1985        06/89         5 - 40 years
  Houston, TX
Summit at Bridgewood.......       1,019         1985        06/89         5 - 40 years
  Fort Worth, TX

OFFICE BUILDING

MacArthur Mills............       1,046         1986        06/89         4 - 40 years
                                 ------
  Carrollton, TX                 $3,396
                                 ======





_______________________

(1)  The aggregate cost for federal income tax purposes is approximately
     $13,917.
(2)  Write down of property to estimated net realizable value.

                                                                    SCHEDULE III
                                                                     (Continued)


                          TRI-CITY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



                                             1995                  1994                 1993
                                        ---------------       --------------      ---------------
                                                          (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,...............    $        13,432       $       13,154      $        12,879

   Additions

      Improvements..................                213                  278                  275
                                        ---------------       --------------      ---------------

Balance at December 31,.............    $        13,645       $       13,432      $        13,154
                                        ===============       ==============      ===============

Reconciliation of Accumulated Depreciation

Balance at January 1,...............    $         2,788       $        2,134      $         1,502

   Additions

      Depreciation..................                607                  654                  632
                                        ---------------       --------------      ---------------

Balance at December 31,.............    $         3,395       $        2,788      $         2,134
                                        ===============       ==============      ===============

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners of
Nakash Income Associates
Dallas, Texas


We have audited the accompanying balance sheets of Nakash Income Associates as of December 31, 1995 and 1994, and the related statements of operations, partners' equity/(deficit), and cash flows for the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nakash Income Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth herein.




                                                  BDO SEIDMAN, LLP





March 1, 1996
Dallas, TX

                          NAKASH INCOME ASSOCIATES
                               BALANCE SHEETS



                                                                         December 31,
                                                             -----------------------------------
                                                                  1995                 1994
                                                             --------------       --------------
                                                                   (dollars in thousands)
                                    Assets

Notes and interest receivable.............................   $        2,597       $        4,099

Land......................................................              113                  113

Other assets (including $56 in 1994 from affiliates)......              -                     56
                                                             --------------       --------------

                                                             $        2,710       $        4,268
                                                             ==============       ==============
                       Liabilities and Partners' Equity

Notes and interest payable................................   $        2,733       $        2,633

Other liabilities (including $94 in 1995 to affiliates)...               94                  -
                                                             --------------       --------------

                                                                      2,827                2,633

General partners' equity/(deficit)........................             (117)               1,635
                                                             --------------       --------------

                                                             $        2,710       $        4,268
                                                             ==============       ==============


  The accompanying notes are an integral part of these financial statements.

                           NAKASH INCOME ASSOCIATES
                           STATEMENTS OF OPERATIONS



                                                  For the Years Ended December 31,
                                     -----------------------------------------------------------
                                           1995                  1994                  1993
                                     ---------------       ---------------        --------------
                                                        (dollars in thousands)
Income
 Interest........................    $           319       $           348        $          323
 Other...........................                -                     -                       9
                                     ---------------       ---------------        --------------

                                                 319                   348                   332

Expenses
 Interest........................                197                   283                   289
 General and administrative......                  4                    20                   -
 Provision for losses............              1,714                   -                     -
                                     ---------------       ---------------        --------------

                                               1,915                   303                   289
                                     ---------------       ---------------        --------------

Net income (loss)................    $        (1,596)      $            45        $           43
                                     ===============       ===============        ==============


  The accompanying notes are an integral part of these financial statements.

                           NAKASH INCOME ASSOCIATES
               STATEMENT OF GENERAL PARTNERS' EQUITY/(DEFICIT)



                                                                  General
                                                                  Partners
                                                                ------------
                                                                (dollars in
                                                                 thousands)
Balance, January 1, 1993...................................   $         1,579

Contributions..............................................               123

Distributions..............................................              (271)

Net income.................................................                42
                                                              ---------------


Balance, December 31, 1993.................................             1,473

Contributions..............................................               310

Distributions..............................................              (193)

Net income.................................................                45
                                                              ---------------


Balance, December 31, 1994.................................             1,635

Distributions..............................................              (200)

Contributions..............................................                44

Net loss...................................................            (1,596)
                                                              ---------------


Balance, December 31, 1995.................................   $          (117)
                                                              ===============


  The accompanying notes are an integral part of these financial statements.

                           NAKASH INCOME ASSOCIATES
                           STATEMENTS OF CASH FLOWS


                                                               For the Years Ended December 31,
                                                      ----------------------------------------------
                                                           1995             1994            1993
                                                      -------------     -----------     ------------
                                                                   (dollars in thousands)
Cash Flows from Operating Activities
 Interest received................................    $         258    $        348     $        242
 Interest paid....................................             (197)           (283)            (219)
 Other............................................              147            (117)             108
                                                      -------------    ------------     ------------

    Net cash provided by (used in) operating
       activities.................................              208             (52)             131

Cash Flows from Financing Activities
 Payments on notes payable........................              (52)            (65)             (49)
 Distributions....................................              200            (193)            (205)
                                                      -------------     -----------     ------------

    Net cash (used in) financing activities.......             (252)           (258)            (254)

Cash Flows from Investing Activities
 Contributions....................................               44             310              123

Net increase (decrease) in cash and cash
 equivalents......................................              -               -                -
Cash and cash equivalents, beginning of period....              -               -                -
                                                      -------------    ------------     ------------

Cash and cash equivalents, end of period..........    $         -      $        -       $        -
                                                      =============    ============     ============

Reconciliation of net income (loss) to net
 cash provided by operating activities
 Net income (loss)................................    $      (1,596)   $         45     $         43
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Provision for losses.......................            1,714             -                -
       Decrease (increase) in other assets........              136             (97)              17
       Increase (decrease) in other liabilities...              (46)            -                 71
                                                      -------------    ------------     ------------
          Net cash provided by operating
             activities...........................    $         208    $        (52)    $        131
                                                      =============    ============     ============


  The accompanying notes are an integral part of these financial statements.

                            NAKASH INCOME ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS


The accompanying Financial Statements of Nakash Income Associates (the "Partnership") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Financial Statements, are an integral part of these Financial Statements. The data presented in the Notes to Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and purpose. Nakash Income Associates, a Georgia partnership, was organized on September 21, 1989. The purpose of the Partnership is to acquire, hold for investment, improve, lease, operate, and sell or otherwise dispose of real estate, and to engage in any and all activities related or incidental thereto.

Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI") are 40% and 60% general partners, respectively, in the Partnership. IORT is a publicly held real estate investment trust whose shares are traded on the American Stock Exchange. TCI is also a publicly held real estate investment trust whose shares are traded on the New York Stock Exchange. Basic Capital Management, Inc. ("BCM") serves as advisor to IORT and TCI.

Allocations of profits and distributions are made in accordance with the partnership agreement.

Accounting estimates. In the preparation of the Partnership's Financial Statements in conformity with generally accepted accounting principles it is necessary for the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

Fair values of financial instruments. The Partnership estimated the fair value of its notes payable using yearend interest rates for mortgages with similar terms and maturities.

Impairment of notes receivable. Notes receivable are considered impaired when the value of the collateral property is estimated to be less than the note balance. Impairments are recorded as a direct write down of the note balance.

Income taxes. The Partnership is taxed as such for federal income tax purposes. The Partnership has no current year income tax expense or deferred taxes. Taxable income is included in the respective tax returns of the partners.

                            NAKASH INCOME ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 2.   NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consists of the following:

                                                           1995                                1994
                                           ---------------------------------      -------------------------------
                                              Estimated                            Estimated
                                                Fair                Book             Fair               Book
                                                Value               Value            Value              Value
                                           --------------       ------------      ------------       ------------
    Notes receivable
        Performing................         $        2,343       $      3,273      $      7,915       $      9,591
        Nonperforming.............                  1,478              1,695               -                  -
                                           --------------       ------------      ------------       ------------
                                           $        3,821              4,968      $      7,915              9,591
                                           ==============                         ============
        Unamortized (discounts)...                                    (2,371)                              (5,492)
                                                                ------------                         ------------
                                                                $      2,597                         $      4,099
                                                                ============                         ============

In 1995, the wraparound mortgage note receivable secured by the Green Hills Shopping Center in Onandaga, New York was placed in nonperforming status, when the borrower informed the Partnership that it has offered to deed the property back to the first lienholder in lieu of foreclosure. The Partnership recorded a provision for loss of $1.5 million to write down the wraparound note receivable to the amount of underlying debt. The property has been placed in receivership and foreclosure is anticipated to occur on or about March 29, 1996.

The Partnership modified the note receivable secured by a Wal-Mart building in Maulden, Missouri, in connection with the modification of the underlying note payable. See NOTE 4. "NOTES AND INTEREST PAYABLE." The note receivable balance was increased by $212,000, which is the amount by which the payable was increased. The Partnership recorded a loss of $212,000 as the Partnership determined that the value of the collateral property could not support the higher receivable balance.

Notes receivable at December 31, 1995, mature from 2011 through 2013 and bear interest at a variable rate. The Partnership only recognizes income to the extent that the underlying debt is paid.

NOTE 3.   REAL ESTATE

The Partnership's real estate consists solely of a 40 acre parcel of undeveloped land in Onandaga, New York.

NOTE 4.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                 1995                                1994
                                 ---------------------------------      -------------------------------
                                    Estimated                            Estimated
                                      Fair               Book              Fair               Book
                                      Value              Value             Value              Value
                                 --------------       ------------      ------------       ------------
    Notes payable...........     $        2,716       $      2,733      $      2,802       $      2,634
                                 ==============       ============      ============       ============


                            NAKASH INCOME ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 4.   NOTES AND INTEREST PAYABLE (Continued)

In July 1995, the note payable secured by a Wal-Mart building in Maulden, Missouri was modified. The principal balance was increased $212,000 to $1.0 million. The modified mortgage bears interest at 10.625%, requires monthly payments of principal and interest of $10,446 and matures May 1, 1996. The Partnership intends to extend the note at its May 1, 1996 maturity.

The other note payable in the principal amount of $1.7 million is considered due and payable in 1996 as it is the intention of the borrower to return the property to the lender. The property has been placed in receivership and foreclosure is anticipated to occur on or about March 29, 1996. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

                                                                     SCHEDULE IV



                            NAKASH INCOME ASSOCIATES
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995




                                                  Final
                                   Interest      Maturity                                             Prior     Face Amount
      Description                    Rate          Date            Periodic Payment Terms             Liens     of Mortgage
------------------------           --------      --------    ----------------------------------     ---------   -----------
                                                                (dollars in thousands)
WRAPAROUND MORTGAGE LOANS

GREEN HILLS.................        Variable     10/2011     Note receivable bearing interest at       1,690      $6,318
Secured by a shopping center                                 prime plus 1%.  Principal and interest
located in Onandaga, NY                                      due at maturity.

MOUNTAIN HOME...............        Variable     07/2013     Note receivable bearing interest at       1,043       3,273
Secured by a shopping center                                 prime plus 1%.  Principal and unpaid
located in Malden, MO                                        interest due at maturity.
                                                                                                      ------      ------

                                                                                                      $2,733      $9,591
                                                                                                      ======      ======


                                                        Principal Amount of
                                      Carrying            Loans Subject to
                                      Amounts          Delinquent Principal
      Description                   of Mortgage             or Interest
------------------------          --------------       --------------------
                                (dollars in thousands)
WRAPAROUND MORTGAGE LOANS

GREEN HILLS.................          $1,695               $1,695
Secured by a shopping center
located in Onandaga, NY

MOUNTAIN HOME...............           3,273                  -
Secured by a shopping center
located in Malden, MO
                                      ------               ------

                                       4,968               $1,695
                                                           ======

Unamortized discount                  (2,371)
                                      ------


                                      $2,597
                                      ======

                                                                     SCHEDULE IV
                                                                     (Continued)


                            NAKASH INCOME ASSOCIATES
                         MORTGAGE LOANS ON REAL ESTATE


                                                              1995                  1994                1993
                                                         --------------        -------------       --------------
                                                                           (dollars in thousands)
Balance at January 1,..................                  $        4,099        $       4,099       $        4,099

   Deductions

     Writedown of impaired loans......                           (1,502)                 -                    -
                                                         --------------        -------------       --------------

Balance at December 31,................                  $        2,597        $       4,099       $        4,099
                                                         ==============        =============       ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                           __________________________


                                    PART III


ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of Income Opportunity Realty Trust (the "Trust" or the "Registrant") are managed by a Board of Trustees. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board of Trustees and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director or employee of the Advisor or an officer or employee of the Trust. The designation "Independent" when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer or employee of the Advisor, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."


JOHN P. PARSONS:  Age 67, Trustee (Independent) (since January 1995).

         Chairman and Chief Executive Officer (since 1984) of Pierpont Corporation; Director of Zentrum Holdings Limited (NZ) (since 1984), the Pickford Foundation (since 1980), International Divertissments, Ltd. (since 1986), and Lifehouse International, Ltd.(since 1990); Trustee (since January 1995) of Continental Mortgage and Equity Trust ("CMET"); and Director (since January 1995) of Transcontinental Realty Investors, Inc. ("TCI").

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees (Continued)

BENNETT B. SIMS:  Age 63, Trustee (Independent) (since April 1990).

         Producer (since January 1994) for Blue Train Pictures; Author (since
         1964); Screen and Television Writer (since 1960); Independent Marketing Consultant (since 1980) for various companies; Professor of Dramatic Writing (since September 1987) at Tisch School of the Arts, New York University; Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT"); Trustee (December 1992 to August 1994) of Vinland Property Trust ("VPT"); Trustee (since April 1990) of CMET; and Director (since April 1990) of TCI.

TED P. STOKELY: Age 62, Trustee (Independent) (since April 1990) and Chairman of the Board (since January 1995).

         General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January
         1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (April 1990 to August 1994) of NIRT; Trustee (since April 1990) and Chairman of the Board (since January 1995) of CMET; and Director (since April 1990) and Chairman of the Board (since January 1995) of TCI.

MARTIN L. WHITE:  Age 56, Trustee (Independent) (since January 1995).

         Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since
         1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; Trustee (since January 1995) of CMET; and Director (since January
         1995) of TCI.

EDWARD G. ZAMPA:  Age 61, Trustee (Independent) (since January 1995).

         General Partner (since 1976) of Edward G. Zampa and Company; Trustee (since January 1995) of CMET; and Director (since January 1995) of TCI.

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Board Committees

The Trust's Board of Trustees held 13 meetings during 1995. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Trust's Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the period that he served.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Parsons (Chairman), Stokely and White. The Audit Committee met twice during 1995.

In June 1995, the Trust's Board of Trustees authorized the creation of a Relationship with Advisor Committee, a Board Development Committee and a Corporate Vision Committee. The current members of the Relationship with Advisor Committee are Messrs. Parsons and Zampa. The Relationship with Advisor Committee reviews and reports to the Trust's Board of Trustees on the services provided to the Trust by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee met once in 1995. The Board Development Committee reviews and reports to the Trust's Board of Trustees on the membership, compensation and functions of the Board of Trustees. The current members of the Board Development Committee are Messrs. Sims and White. The Board Development Committee held no meetings in 1995. The Corporate Vision Committee is to review and report to the Trust's Board of Trustees on the Trust's short-term and long-term strategic objectives. As of March 1, 1996, the members had not been appointed to the Corporate Vision Committee.

The Trust's Board of Trustees does not have Nominating or Compensation
Committees.

Executive Officers

The following persons currently serve as executive officers of the Trust:
Randall M. Paulson, President; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)


Executive Officers (Continued)

offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.


RANDALL M. PAULSON: Age 49, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

         President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, TCI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to
         1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.


BRUCE A. ENDENDYK:  Age 47, Executive Vice President (since January 1995).

         President (since January 1995) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark Corporation ("Southmark"); President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Executive Officers (Continued)

THOMAS A. HOLLAND: Age 53, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

         Executive Vice President and Chief Financial Officer (since August
         1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, CMET and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June
         1990) of Southmark; Vice President-Finance (January 1986 to December
         1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust: Robert A. Waldman, Senior Vice President, Secretary and General Counsel and Drew D. Potera, Treasurer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations business experience and directorships with other companies during the last five years or more are set forth below.

ROBERT A. WALDMAN: Age 43, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (since December 1993).

         Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993) of CMET and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January
         1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January
         1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Director (February 1987 to October
         1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas); and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Officers (Continued)

DREW D. POTERA:  Age 36, Treasurer (since December 1990).

         Treasurer (since December 1990) of CMET and TCI; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July
         1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Trust has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1995. All of these filing requirements were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisor under the supervision of the Trust's Board of Trustees. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note sales opportunities to the Trust. The advisor also serves as a consultant to the Trust's Board of Trustees in connection with the business plan.

BCM has served as the Trust's advisor since March 1989. BCM is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Until September 1, 1992, Mr. Phillips served as a director of BCM, and until December 22, 1989, as Chief Executive Officer of BCM. Gene E. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Trust.

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

The Advisor (Continued)

At the Trust's annual meeting of shareholders held on March 7, 1995, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust. The Advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions by the Trust shall require prior approval by the Trust's Board of Trustees, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Trust's Board of Trustees.

The Advisory Agreement also requires prior approval of the Trust's Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Trust, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Trust's net investment including capital improvements, calculated over the Trust's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Trust for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

The Advisor (Continued)

the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Trust's Board of Trustees. No fee shall be paid on loan extensions.

Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Trust.

Under the Advisory Agreement (as required by the Trust's Declaration of Trust) all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The effect of this limitation was to require that BCM refund $44,000 and $6,000 of the 1995 and 1994 annual advisory fee, respectively. No refund was required in 1993.

Additionally, if the Trust were to request that BCM render services to the Trust other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Trust has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide management for the Trust's properties and, as discussed below, under "Real Estate Brokerage" the Trust has engaged Carmel Realty, also an affiliate of BCM, on a non-exclusive basis to provide brokerage services for the Trust.

BCM may only assign the Advisory Agreement with the prior consent of the Trust.

The directors and principal officers of BCM are set forth below.

MICKEY N. PHILLIPS:                   Director

RYAN T. PHILLIPS:                     Director

RANDALL M. PAULSON:                   President

MARK W. BRANIGAN:                     Executive Vice President

OSCAR W. CASHWELL:                    Executive Vice President

BRUCE A. ENDENDYK:                    Executive Vice President

THOMAS A. HOLLAND:                    Executive Vice President and Chief
                                      Financial Officer

COOPER B. STUART:                     Executive Vice President

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

The Advisor (Continued)

CLIFFORD C. TOWNS, JR:                Executive Vice President, Finance

ROBERT A. WALDMAN:                    Senior Vice President, Secretary and
                                      General Counsel

DREW D. POTERA:                       Vice President, Treasurer and Securities
                                      Manager

Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM.
The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of one of the Trust's office buildings and the commercial properties owned by a real estate partnership in which the Trust and TCI are partners to Carmel Realty which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Trust. Carmel Realty is entitled to receive a real estate brokerage commission for property sales by the Trust in accordance with the following sliding scale of total fees to be paid by the
Trust: (i) maximum fee of 5% on the first $2.0 million of any sales transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million
- $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million
- $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Trust. The executive officers of the Trust who are also officers or employees of BCM, the Trust's Advisor, are compensated by the Advisor. Such executive officers of the Trust perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its
officers among the various entities for which it serves as advisor.   See ITEM
10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to BCM by the Trust.

The only remuneration paid by the Trust is to the Trustees who are not officers or directors of BCM or its affiliated companies. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. Until January 1, 1995, the Independent Trustees received compensation in the amount of $5,000, plus reimbursement for expenses. In addition, each Independent Trustee received (i) $1,250 per year for each committee of the Board of Trustees on which he served, (ii) $1,000 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement of expenses.

On June 9, 1995, the Trust's Board of Trustees revised the compensation to be paid to Independent Trustees effective as of January 1, 1995. Each Independent Trustee shall receive compensation in the amount of $15,000 per year, plus reimbursement for expenses and the Chairman of the Board shall receive $1,500 per year for serving in such position. In addition, each Independent Trustee shall receive an additional fee of $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement of expenses.

During 1995, $98,622 was paid to the Independent Trustees in total Trustees' fees for all services including the base annual fee for service during the period January 1, 1995 through December 31, 1995, and 1995 special service fees, as follows: Geoffrey C. Etnire, $13,187; Harold Furst, Ph.D., $15,000; John P. Parsons, $16,275; Bennett B. Sims, $11,202; Ted P. Stokely, $12,625; Martin L. White, $15,333; and Edward G. Zampa, $15,000.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1990 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                                    [CHART]


================================================================================
                     1990      1991      1992      1993      1994       1995
--------------------------------------------------------------------------------
  THE TRUST           100       248       281       708       949        978
--------------------------------------------------------------------------------
  S&P 500 INDEX       100       131       141       155       157        215
--------------------------------------------------------------------------------
  REIT INDEX          100       139       162       197       204        251
================================================================================

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 1, 1996.

                                            Amount and Nature
    Name and Address of                       of Beneficial             Percent of
     Beneficial Owner                           Ownership                Class (1)
---------------------------               ----------------------        ----------
Transcontinental Realty
 Investors, Inc.                                  170,750                  22.3%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

American Realty Trust, Inc.                       205,151                  26.7%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

___________________________

(1) Percentages are based upon 767,044 shares of beneficial interest outstanding at March 1, 1996.

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 1, 1996.

                                            Amount and Nature
                                              of Beneficial             Percent of
 Name of Beneficial Owner                       Ownership                Class (1)
--------------------------                ---------------------         ----------
All Trustees and Executive                      383,226 (2)                 50.0%
Officers as a group
(8 individuals)

___________________________

(1) Percentage is based upon 767,044 shares of beneficial interest outstanding at March 1, 1996.

(2) Includes 170,750 shares owned by TCI of which the Trustees may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 205,151 shares owned by ART and 7,325 shares owned by BCM, of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Trust's Trustees and executive officers disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

           of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Trust's Board of Trustees voted to retain BCM as the Trust's advisor. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Trust.

Since February 1, 1991, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of one of the Trust's office buildings and the commercial properties owned by a real estate partnership in which the Trust and TCI are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Trust has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Trust. Carmel Realty is a company owned by SWI.

The Trustees and officers of the Trust also serve as trustees or directors and officers of CMET and TCI. The Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. CMET and TCI have the same relationship with BCM as the Trust. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Paulson, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Real Estate Consultant and since January 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993 and was dismissed from bankruptcy on October 12, 1994. Eldercare again filed for bankruptcy protection in May 1995.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. The Trust's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Trust is a partner with TCI in the Tri-City Limited Partnership and Nakash Income Associates.

In 1995, the Trust paid BCM and its affiliates $316,000 in advisory fees, $63,000 in mortgage brokerage and equity refinancing fees, and $156,000 in property management and construction supervision fees (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Trust of $140,000 in 1995. No brokerage commissions were paid to BCM or its affiliates in 1995.

Restrictions on Related Party Transactions

The Trust's Declaration of Trust provides that:

      the Trustees shall not "make any loan to the Sponsor of the Trust, or its affiliates except as to loans...which have been approved by a majority of the independent trustees and reviewed and determined to be commercially reasonable by an independent expert" and that the Trustees shall not "purchase, sell or lease any real properties to or from the Sponsor of its affiliates, including any investor program in or of which the Sponsor may also be a general partner of sponsor" except that "the Trust may form joint ventures or partnerships with affiliates for the acquisition, development or lease of real property or the funding of mortgage loans."

Moreover, the Trust's Declaration of Trust also provides:

      The Trust shall not purchase or lease, directly or indirectly, any real property or purchase any mortgage from the Advisor or any affiliated person....

The Trust's Declaration of Trust further provides that:

      the Trust shall not, directly or indirectly, engage in any transaction with any Trustee, officer, or employee of the Trust or any director, officer, or employee of the Advisor, or of any company or other organization of which any of the foregoing is an affiliate, except for . . . transactions with the Advisor or affiliates thereof involving loans, real estate brokerage services, mortgage brokerage services, real property management services, the servicing of mortgages, the leasing of personal property, or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which non-affiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis with such person; provided, however, that any transaction . . . may be entered into only upon approval by affirmative vote or consent of a majority of the Trustees who are not interested in or affiliates of any person who is interested in the transaction.

The Trust's Declaration of Trust defines "Affiliate" as follows:

      [A]s to any person, any other person who owns beneficially, directly or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such person or of any other person which controls, is controlled by, or is under common control with, such person or is an officer, retired officer, director, employee, partner, or trustee (excluding noninterested trustees not otherwise affiliated with the entity) of such person or of any other person which controls, is controlled by, or is under common control with, such person.

From 1990 until January 11, 1995, all related party transactions that the Trust entered into were required to be reviewed by the Related Party Transaction Committee of the Trust's Board of Trustees to determine whether such transactions were (i) fair to the Trust and (ii) were permitted by the Trust's governing documents. Each of the members of the Related Party Transaction Committee was an Independent Trustee who was not an officer, director, or employee of BCM, the Trust's advisor, and was not an officer or employee of the Trust. The Related Party Transaction Committee was terminated by the Trust's Board of Trustees on January 11, 1995.

Pursuant to the terms of the Modification of Stipulation of Settlement in the Olive Litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such related party transactions are to be discouraged may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the trans-action is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the Trust's shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust. See ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation."


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

INCOME OPPORTUNITY REALTY TRUST

    Report of Independent Certified Public Accountants

    Consolidated Balance Sheets - December 31, 1995 and 1994

    Consolidated Statements of Operations -
         Years Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Shareholders' Equity -
         Years Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows -
         Years Ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

TRI-CITY LIMITED PARTNERSHIP

    Report of Independent Certified Public Accountants

    Balance Sheets - December 31, 1995 and 1994

    Statements of Operations -
         Years Ended December 31, 1995, 1994 and 1993

    Statements of Partners' Equity -
         Years Ended December 31, 1995, 1994 and 1993

    Statements of Cash Flows -
         Years Ended December 31, 1995, 1994 and 1993

    Notes to Financial Statements

NAKASH INCOME ASSOCIATES

    Report of Independent Certified Public Accountants

    Balance Sheets - December 31, 1995 and 1994

    Statements of Operations -
         Years Ended December 31, 1995, 1994 and 1993

    Statements of General Partners' Equity -
         Years Ended December 31, 1995, 1994 and 1993

    Statements of Cash Flows -
         Years Ended December 31, 1995, 1994 and 1993

    Notes to Financial Statements

2.  Financial Statement Schedules

INCOME OPPORTUNITY REALTY TRUST

    Schedule III - Real Estate and Accumulated Depreciation

    Schedule IV  - Mortgage Loans on Real Estate

TRI-CITY LIMITED PARTNERSHIP

    Schedule III - Real Estate and Accumulated Depreciation

NAKASH INCOME ASSOCIATES

    Schedule IV - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

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

  3.3 Amendment No. 2 to the Second Amended and Restated Declaration of Trust, dated as of August 24, 1993 (incorporated by reference to Exhibit No. 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

 10.0 Advisory Agreement dated as of March 7, 1995, between Income Opportunity Realty Trust and Basic Capital Management, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.2 Brokerage Agreement dated as of February 11, 1994, between Income Opportunity Realty Trust and Carmel Realty, Inc., (incorporated by reference to Exhibit No. 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.3 Brokerage Agreement dated as of February 11, 1995, between Income Opportunity Realty Trust and Carmel Realty, Inc. (incorporated by reference to Exhibit No. 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.4 Brokerage Agreement dated as of February 11, 1996, between Income Opportunity Realty Trust and Carmel Realty, Inc., filed herewith.

 27.0      Financial Data Schedule, filed herewith.


(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INCOME OPPORTUNITY REALTY TRUST




Dated:        March 13, 1996            By: /s/ Randall M. Paulson
      ---------------------------------     ----------------------------------
                                            Randall M. Paulson
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By: /s/ John P. Parsons                 By: /s/ Martin L. White
    -----------------------------------     ----------------------------------
    John P. Parsons                         Martin L. White
    Trustee                                 Trustee


By: /s/ Bennett B. Sims                 By: /s/ Edward G. Zampa
    -----------------------------------     ----------------------------------
    Bennett B. Sims                         Edward G. Zampa
    Trustee                                 Trustee




By: /s/ Ted P. Stokely
    -----------------------------------
    Ted P. Stokely
    Trustee





By: /s/ Thomas A. Holland
    -----------------------------------
    Thomas A. Holland
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)



Dated:        March 13, 1996
      ---------------------------------

                        INCOME OPPORTUNITY REALTY TRUST

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1995





Exhibit
Number                            Description                    Page
-------                        -----------------                 ----
 10.4             Brokerage Agreement dated as of February        90
                  11, 1996, between Income Opportunity
                  Realty Trust and Carmel Realty, Inc.

 27.0             Financial Data Schedule.                        97